Form 10-Q
period 2008-09-30
Semper Flowers, Inc.
filed 2008-11-14
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number: 333-149158

SEMPER FLOWERS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1212244 (I.R.S. Employer Identification No.)

1040 First Avenue, Suite. 173, New York, New York 10021
(Address of principal executive offices)

212-861-9239
(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ]                 Accelerated filer [ ]
Non-accelerated filer   [  ]                 Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ] No[x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No[ ]

The number of shares of Common Stock of the issuer outstanding as of September 30, 2008 was 4,933,529.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

SEMPER FLOWERS, INC.
(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheet as of September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations for the Three Months and Nine months Ended September 30, 2008 (Unaudited) and from Inception (October 9, 2007), to September 30, 2008 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity Deficit (Unaudited)	5

Statements of Cash Flows for the Nine months Ended September 30, 2008 (Unaudited) and from Inception (October 9, 2007), to September 30, 2008 (Unaudited)	6

Notes to Unaudited Financial Statements	7-13

Item 2 - Management’s Discussion and Analysis or Plan of Operation	14-16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T - Controls and Procedures	18

PART II - Other Information (Items 1-6)	18-20

SEMPER FLOWERS, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,695	$64,870
Accounts receivable	1,000	1,000
Inventories	2,500	2,000
Subscription receivable	-	30,000
Total current assets	7,195	97,870

OTHER ASSETS
Goodwill	114,614	114,614
Total assets	$121,809	$212,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$14,000	$2,000
Payroll taxes payable	5,334	13,929
Advance from shareholder	36,149	-
Note payable	85,000	100,000
Total current liabilities	140,483	115,929

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
4,933,529 issued and outstanding	493	493
Additional paid-in capital	246,183	246,183
Deficit accumulated during the development stage	(265,350)	(150,121)
Total stockholders' equity (deficit)	(18,674)	96,555

Total liabilities and stockholders' equity (deficit)	$121,809	$212,484

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
	For the three	For the nine	(October 9, 2007)
	months ended	months ended	Through
	September 30, 2008	September 30, 2008	September 30, 2008

Revenue	$30,716	$117,512	$138,425
Cost of revenue	16,596	55,180	64,153

Gross profit	14,120	62,332	74,272

General and administrative expenses
Payroll	5,100	21,945	131,507
Legal and profesional fees	17,279	94,637	126,616
Rent and utilities	10,857	32,043	40,364
Office and administrative	2,014	19,936	29,037
Depreciation	-	-	629
Total operating expenses	35,250	168,561	328,153

Loss from operations	(21,130)	(106,229)	(243,881)

Other income (expense):
Interest expense	(3,000)	(9,000)	(11,469)

Net loss	$(24,130)	$(115,229)	$(265,350)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.02)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
 FOR THE PERIOD FROM OCTOBER 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2008

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, October 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock
@ $.05 per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(150,121)	(150,121)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(150,121)	96,555

Net loss	-	-	-	-	-	(115,229)	(115,229)
Balance, September 30, 2008	-	$-	4,933,529	$493	$246,183	$(265,350)	$(18,674)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Cumulative
		Totals
		From Inception
	For the nine	(October 29, 2007)
	months ended	Through
	September 30, 2008	September 30, 2008

Cash flows from operating activities:
Net loss	$(115,229)	$(255,350)

Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation	-	629
Common stock issued for services	-	121,176

Increase in assets and liabilities:
Inventories	(500)	(500)
Prepaid rent	-	2,780
Subscription receivable	30,000	-
Accounts payable and accrued expenses	12,000	(4,090)
Payroll taxes payable	(8,595)	(3,533)

Net cash used in operating activities	(82,324)	(138,888)

Cash flows from investing activities:
Cash overdraft acquired from Absolute Florist	-	(4,066)
Net cash used in investing activities	-	(4,066)

Cash flows from financing activities:
Reduction in note payable	(15,000)	(15,000)
Advance from shareholder	36,149	36,149
Proceeds from sale of capital stock	-	125,500
Net cash provided by financing activities	21,149	146,649

Net increase (decrease) in cash and cash equivalents	(61,175)	3,695
Cash and cash equivalents - beginning of period	64,870	-

Cash and cash equivalents - end of period	$3,695	$3,695

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$9,000	$9,469

Disclosure of non-cash activities
Note issued for investment in subsidiary	$-	$100,000
Total assets acquired	$-	$(2,342)
Total liabilities acquired	$-	$16,956
Goodwill	$-	$114,614

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
September 30, 2008

NOTE 1 - NATURE OF BUSINESS

Semper Flowers, Inc. (“the Company”) was formed as a Nevada corporation on October 9, 2007.  Semper Flowers, Inc. seeks to add value by acquiring, consolidating, and operating flower and gift retail stores.  The Company’s three keys to business success are great locations, efficient delivery service, and joining trade associations that promote local delivery from anywhere in the country.

The Company’s initial acquisition was Absolute Flowers, an attractive florist located in an affluent suburb of Kansas City.  The store contains approximately five hundred square feet of retail space, and enjoys a reputation for quality service expertly provided by its management whom will continue to manage the establishment.  The President of The Company will work with management on maximizing organic growth in the fresh cut market, expand ancillary gift items, and redouble efforts to capture a greater share of the area’s event market including weddings, funerals and other celebratory events.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements which present the results of operations of Semper Flowers, Inc. for the three and nine month periods ended September 30, 2008, have  been prepared using accounting  principles generally accepted in the United States of America.  The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell. Goodwill is tested for impairment annually or more frequently if an event indicates that the asset might be impaired. In accordance with SFAS No. 142, the fair value of goodwill is determined based on a discounted cash flow methodology.

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
September 30, 2008

NOTE 2- SUMMARY   OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Shipping and Handling Costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred.

Accounts Receivable

The Company believes accounts receivable are collectible, therefore there is no reserve needed.

Inventories

Inventory consists primarily of fresh cut flowers, wrapping, vases, and stationary, and is carried at the lower of average cost or market.

Revenue Recognition

Retail sales for floral and specialty gift orders are recognized at the point of sale.  Sales tax is excluded from revenue.  Internet sales are recognized when the merchandize is delivered to the customer.  In circumstances where the criteria are not met, revenue recognition is deferred until resolution occurs.  The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales.

Cost of Sales

Cost of sales includes the costs of inventory sold during the period, including fresh cut flowers, gift items and packaging materials, the salaries and related expenses of production and distribution personnel, and freight and delivery expenses.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares   outstanding during the   period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
September 30, 2008

NOTE 2- SUMMARY   OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and accounts payable approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115   . This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115,   Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157,   Fair Value Measurement. The Company does not expect the adoption of SFAS 157 to materially effect the Company’s financial position or results of operations.

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (cont.)

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51
In December 2007, the FASB issued FASB Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research   Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.   This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement  of financial position within equity, but separate from the parent’s equity, (b)  The  amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  Changes in a parent’s ownership interest while the parent retains its

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (cont.)

controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this   Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. These Statements shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

  NOTE 3   - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has recently commenced operations and has incurred losses since inception, and has limited working capital that raises substantial doubt about its ability to continue as a going concern.  Company management may have to raise additional debt or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. The accompanying unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 4-   EQUITY TRANSACTIONS

Semper Flowers, Inc was incorporated on October 9, 2007. Upon incorporation the Company had authority to issue 10,000,000 shares of $.0001 par value preferred stock, and 100,000,000 shares of $.0001 par value common stock.  On October 9, 2007, the Company issued an aggregate of 2,000,000 shares of common stock, valued at $0.05 per share to an officer of the Company for professional services.  On October 9, 2007 the Company issued 423,529 shares of common stock, valued at $0.05 per share, and a common stock purchase warrant to purchase 15% of the fully diluted shares of common stock exercisable at $1.00 per share, to as consideration for legal fees incurred  in connection with the preparation of the Company’s registration statement.  In October, 2007 the Company sold 2,510,000 shares in a share offering for a total of $125,500 cash.   The issuance of these shares are reflected in the Company’s financial statements as of December 31, 2007.  The shares issued to an Officer of the Company have been valued at $100,000, and were recorded as payroll expense. The shares issued in connection with legal services have been accounted for as legal and professional fees. No significant equity transactions have been recorded by the Company for the three and nine month periods ended September 30, 2008.

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
September 30, 2008

NOTE 4-   EQUITY TRANSACTIONS (cont.)

Stock Warrant

In October 2007, in consideration for legal services rendered, the Company issued a twenty year warrant   in connection with legal services provided to the Company, whereby, if Semper Flowers, Inc. was to undergo a change of control, the warrant holder might acquire fifteen percent of the common shares of the Company for the aggregate consideration of one dollar.   As the Company did not undergo a change in control, no expense was recorded related to the issuance of this warrant. In June 2008 the warrant was cancelled.

  NOTE 5 – PURCHASE OF SUBSIDIARY

On November 1, 2007, the Company executed and consummated a stock purchase agreement the shareholder of The Absolute Florist, Inc. (“Absolute Florist”). Under the purchase agreement, the Company acquired all of the issued and outstanding capital stock of Absolute Florist. In consideration for the stock of Absolute Florist, the Company issued a Note Payable for $100,000 with a coupon of 12%, to the former shareholder of The Absolute Florist, Inc. The note was originally to mature on July 28, 2008.  Subsequent to the end of the period the maturity of the note was extended to January 31, 2009, although $15,000 in principal was repaid in August 2008.

 SFAS 141 requires the Company to allocate the purchase price first to identifiable assets and liabilities at market value, then to intangible but identifiable separate assets and liabilities, and allocate the remainder to Goodwill.  The Absolute Florist, Inc. is a “turnkey” neighborhood florist with deep roots, over twenty years, in the community.  Absolute Florist is located in an area which, according to the U.S. Census, residents are better educated, earn more, and are slightly younger (prime florist customers) than the national average.  The store has consistently both served life events (weddings, 'sweet sixteen’s', and funerals), and the mundane “I’m sorry” periodic flower arrangements.  Absolute Florist, regrettably, lacks the following valuable contractual assets: Customer contracts; Order backlog; Operating leases; License agreements; Royalty agreements; Employment contracts; and Trademarks and Patents.  In addition, Absolute Flowers lacks the following non-contractual yet separable assets such as Customer/subscriber lists or unpatented technology.  The store also lacks a valuable lease, and is rented on a month by month basis.  Given the above, the excess over identifiable assets and liabilities were categorized as goodwill.

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
September 30, 2008

NOTE 5 – PURCHASE OF SUBSIDIARY (Cont’d.)

The cost to acquire The Absolute Florist, Inc. has been allocated to the net assets and liabilities acquired according to estimated fair values as follows:

Purchase price	$100,000
Total assets*	(2,342)
Total liabilities*	16,956
Goodwill	$114,614
*Assets were reduced by the $22,875 "Due from Officer" and liabilities were reduced by $25,030 "Bank Loan Payable"

Goodwill will reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment loss was recognized during the reporting period. The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. Impairment analysis will be performed when conditions or circumstances arise which merit such a review.  For the period ending September 30, 2008, no impairment entry was necessary.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2008 the Company paid a consulting Company owned by the chief executive officer $0 and $11,500 respectively for consulting services. During the three and nine months ended September 30, 2008 respectively, the Company paid $3,000 and $9,000 in interest related to the note payable described in (NOTE 5 PURCHASE OF SUBSIDIARY) to the former shareholder, and a current employee of The Absolute Florist, Inc.

Mr. Marquez, our President, advanced the Company a total of $36,149 to help pay for its operations. The amount owed to Mr. Marquez is non-interest bearing and is unsecured.

NOTE 7-   INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended September 30, 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Prospectus dated September 10, 2008.

Semper Flowers, Inc. was formed as a Nevada corporation on October 9, 2007.   We are a development stage corporation formed to acquire and consolidate floral business lines and small family owned florists. To date, we have completed our first acquisition of Absolute Florists, Inc. in Kansas.

We were formed in October 2007 to acquire floral businesses and build up an attractive portfolio of store leases.  Semper Flowers, Inc. seeks to add value by acquiring, consolidating, and operating flower and gift retail stores.  The three keys to business success are great locations, efficient delivery service, and joining trade associations that promote local delivery from anywhere in the country.  We strive to be the most innovative and unique florists. Our approach to floral design is pure and natural and it maximizes not only the character of flowers, individually and in arrangements, but also the aesthetic connection between flowers and the setting. We are determined to continue and enhance the tradition of flowers through innovative design, aggressive marketing, and most importantly, quality products and service.

Semper Flowers believes that it can exploit the changing market by focusing on the largest opportunities; for instance, in the last fifteen years the dollar value of sales of fresh-cut flowers increased even though unit sales stayed essentially unchanged.  Roses, mixed flowers, and carnations were the most popular arrangements.   A promising growth area is so-called ‘bedding plants,’ which are planted outdoors and sold during spring and summer.  Another interesting trend is that women are buying themselves flowers on Valentines Day.

Semper Flowers will concentrate on partnering with potential partners in the death-care (funeral homes) and wedding industries.   Weddings may be simple or elaborate; regardless of the size or scope of the occasion, in recent years couples have been increasingly turning to experts to make their special day perfect.  These experts, wedding planners, coordinate all aspects of the floral arrangements, from decorating the church to making sure each member of the bridal party has the appropriate arrangement or corsage.  We will work with wedding planners in designing and delivering tasteful flower arrangements. We also look to generate sales in the sympathy flower arena.  Sympathy flower arrangements are special because they are designed to convey to loved ones the essence of beauty which takes their mind off the sadness of the occasion.  Sympathy arrangements are also used to help people get through other troubled times, such as a job loss, an illness, or a divorce.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

The Company intends to enter into purchase agreements with various floral businesses nationwide, including the leases associated with the stores.  The target businesses are ideally small, family owned florists who would benefit from the cost reductions associated with consolidation.  In addition, if we are able to raise additional capital, we intend to provide web based sales and call center servicing of which we can provide no guarantee. Many of the target acquisitions will be established businesses, serving their communities with floral arrangements for weddings, funeral and other flower orientated events.   In sum, our keys to success are:

•	careful attention to store locations by using economic and demographics variables.
•	attainment of our store expansion goals.
•	executing retail marketing program.
•	management control of company stores.
•	management of cash flow--maintaining the pace of store sales--and obtaining additional investment to maintain the pace of company owned store expansion

As of the date hereof, we are not in negotiations to acquire any target.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

  CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

Revenue Recognition

Revenue is recognized when products are shipped or services are rendered.

Website Development Costs

Website development costs consist principally of outside consultants and related expenses.  We follow the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Website Development Costs,” which provides guidance in accounting for costs incurred to develop a website.  Our website is being continually changed on a regular basis as the business model continues to evolve.  Accordingly, due to the uncertainty of our future products, these costs are expensed as incurred and are included in website development costs.

Research and Development

Research and development costs are charged to expense as incurred.

Stock Based Compensation

As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

CRITICAL ACCOUNTING POLICIES (Cont’d.)

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

FASB 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51
In December 2007, the FASB issued FASB Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research   Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.   This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement  of financial position within equity, but separate from the parent’s equity, (b)  The  amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this   Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. These Statements shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Seasonality of Business

We expect there to be subject to some seasonal fluctuations in its operating results, with revenues in November and December and other popular shopping holidays expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions.

  RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008

For the three and nine month periods ended September 30, 2008, the Company’s sales were $30,716 and $117,512, respectively. The Company recorded cost of sales for the three and nine months ended September 30, 2008 of $16,596 and $55,180, respectively. During this period managements focus has been concentrated on efforts related to researching and analyzing market data in order to refine the Company’s business model and identify optimal markets.  Results from the Kansas City store, in a market of 1.95 million people, were disappointing, as the area went into recession this summer.

Total operating expenses during the three and nine month periods ended September 30, 2008 were $35,250 and $168,561 respectively. Operating expenses for the nine month period ended September 30, 2008 contained approximately $95,000 in professional fees related to accounting and legal services provided the Company related to completing all required SEC filings, as well as responses to correspondence with the SEC. In addition the Company experienced some turnover related to Absolute Florist’s local accounting resources which resulted in additional expenditures related to accounting services.

During the three and nine months ended September 30, 2008 respectively the Company recorded $3,000 and $9,000 in non-operating expenses related to interest paid on the note payable issued in connection with the acquisition of Absolute Florist.

RESULTS OF OPERATIONS (Cont’d.)

 Liquidity and Capital Resources

As of September 30, 2008, our cash on hand was $3,695; total current assets were $7,195 and total current liabilities amounted to $140,483, including an advance from Mr. Marquez of $36,149. As of September 30, 2008 a total stockholders deficit was ($18,674).  Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Mr. Marquez, who serves as both the Chief Executive Officer and Chief Financial Officer (the “Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Financial Officer *
32.1	Section 1350 Certification of Principal Executive Officer. *
32.2	Section 1350 Certification of Principal Financial Officer. *
———————
*filed herewith

(1)	Incorporated by reference to the registration statement on Form S-1 as filed on September 16, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER FLOWERS, INC

November 14, 2008	By:	/s/ George Marquez
George Marquez
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director