Form 10-K
period 2008-12-31
Semper Flowers, Inc.
filed 2009-04-15
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2008.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to                      .

Commission File Number: 333-149158
_________________________
SEMPER FLOWERS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1212244 (I.R.S. Employer Identification No.)

1040 First Avenue, Suite. 173, New York, New York 10021
(Address of principal executive offices)

212-861-9239
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒	Non-Accelerated Filer ☐
(Do not check of a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year ended December 31, 2008, were $0.

As of February 10, 2009, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $125,500. Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

SEMPER FLOWERS CORP.
INDEX TO FORM 10-K

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	plans for future products, for enhancements of existing products and for development of new technologies;
•	our anticipated growth strategies;
•	existing and new customer relationships;
•	our technology strengths;
•	our intellectual property, third-party intellectual property and claims related to infringement thereof;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	and sources of new revenue.

For information concerning these factors and related matters, please read our prospectus. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Annual Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I

ITEM 1.   BUSINESS

General

Semper Flowers, Inc. (“Semper Flowers” or the “Company”) was formed on October 9, 2007.  On November 1, 2007, we acquired “The Absolute Florist, Inc.” in consideration of 100,000 shares of Preferred Stock with a value of $100,000. On April 15, 2008, we amended the agreement to cancel the shares of preferred stock and we issued a note in the amount of $100,000 due on July 28, 2008 with interest of 12%.  On November 30, 2008, the Company severed its relationship with Absolute Florist, Inc., and it is currently evaluating other florist opportunities.

Business Description

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

Semper Flowers will concentrate on partnering with potential partners in the death-care (funeral homes) and wedding industries.   Weddings may be simple or elaborate; regardless of the size or scope of the occasion, in recent years couples have been increasingly turning to experts to make their special day perfect.  These experts, wedding planners, coordinate all aspects of the floral arrangements, from decorating the church to making sure each member of the bridal party has the appropriate arrangement or corsage.  We will work with wedding planners in designing and delivering flower arrangements. We also look to generate sales in the sympathy flower arena.

The Company seeks to enter into purchase agreements with various floral businesses nationwide, including the leases associated with the stores.  The target businesses are ideally small, family owned florists who would benefit from the cost reductions associated with consolidation.  In addition, if we are able to raise additional capital, we intend to provide web based sales and call center servicing of which we can provide no guarantee. Many of the target acquisitions will be established businesses, serving their communities with floral arrangements for weddings, funeral and other flower orientated events.   In sum, our keys to success are:

•	careful attention to store locations by using economic and demographic variables.
•	attainment of our store expansion goals.
•	executing retail marketing program.
•	management control of company stores.
•	management of cash flow--maintaining the pace of store sales--and obtaining additional investment to maintain the pace of company owned store expansion

As of the date hereof, we are not in negotiations to acquire any target.

ITEM 1.   BUSINESS (Cont’d.)

Floral Industry Overview

We believe that small retail flower shops will continue to see consolidations and closings.  In the U.S. there are many supermarkets with floral departments, retail florists, and garden centers all providing a variety of floral solutions.  Imports, however, account for a large proportion of fresh flowers sold in the United States.  According to the Agricultural Marketing Resource Center, imports of fresh cut flowers accounted for nearly 67 % of U.S. consumption in 2006, up from 58 percent in 2002 (www.agmrc.org/agmrc/commodity/specialitycrops/floriculture/floricultureprofile.htm).   Many floral direct marketers take floral orders from consumers by telephone or over the Internet.  These direct marketers include retail consumer companies that deliver unarranged boxed flowers via common courier with no involvement of retail florists. These direct marketers represent a rapidly growing portion of the floral delivery sub- segment of the overall floral retail market.   We believe that the entry of supermarkets and discounters into the floral arena has had a detrimental impact on traditional florists.

Most retail consumer floral transactions take place at retail florist shops, supermarkets, garden centers and discount chain stores. The floral retail market space is highly fragmented with thousands of industry participants.  We believe key trends in the floral retail market include:

• an increasing role of floral direct marketers, particularly those marketing floral products over the Internet, which we believe has resulted in increased orders for delivery to be placed through floral direct marketers versus traditional retail florists;
• the advent of retail consumer companies that deliver unarranged boxed flowers via common courier with no involvement of retail florists; and
• the increased presence of supermarkets and mass merchants, which has reduced the cash and carry floral business for the traditional retail florist.

          In addition, given that specialty gift products can be an alternative for special-occasion floral purchases, floral retailers and floral direct marketers have expanded their product offerings to include items such as home, garden and gourmet.

Listed below are various modes of floriculture sales in the United States:

Distribution Segment	Description
Traditional Florists	Retail florists represent a large proportion of the U.S. floral retail market, many of which are sole proprietorships with no external payroll.

"Direct from the Grower" Channel
Growers ship directly to consumers from a warehouse via overnight delivery service. Since orders are fulfilled centrally, they can be combined with other gift products which are not cost-efficient for retail florists to hold in inventory. Direct from the grower flowers are generally marketed to consumers through catalogs and the Internet.

Supermarkets Selling Flowers	Supermarkets that offer flowers in the U.S. are quickly claiming their place in the floral markets.

Other Channels	Big Box Outlets (Home Centers, Mass Merchandisers and Wholesale Clubs) and other nontraditional retailers are establishing a solid base in the floral marketplace.

ITEM 1.   BUSINESS (Cont’d.)

Seasonality

Sales of our products are seasonal, concentrated in the second calendar quarter, due to Mother's Day, Easter and graduations, and the fourth calendar quarter, due to the Thanksgiving and Christmas holidays and the death care and wedding industries which are not seasonal.

Competition

In the floral industry, there are various providers of floral products, none of which is dominant in the industry.  Our competitors include:

•	retail floral shops, some of which maintain toll-free telephone numbers and web sites;
•	online floral retailers;
•	catalog companies that offer floral products;
•	floral telemarketers and wire services; and
•	supermarkets, mass merchants and specialty retailers with floral departments.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to our company or that our company currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, our businesses, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

As a start-up or development stage company, an investment in our company is considered a high risk investment whereby you could lose your entire investment.

We have just commenced operations and, therefore, we are considered a “start-up” or “development stage” company.   We will incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses.  We cannot assure you that our proposed business plan as described in this prospectus will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment.

We have a history of losses since our inception which may continue and cause investors to lose their entire investment.

Semper Flowers, Inc. was formed on October 9, 2007 and has incurred significant net losses from inception to December 31, 2008. Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

ITEM 1A. RISK FACTORS (Cont’d.)

Our working capital is limited and we will likely need to raise capital through debt or equity offerings after such cash reserves have been utilized.

We have limited working capital on hand.   Upon the exhaustion of such cash reserves, our ability to continue operations and operate as a going concern is wholly contingent on our ability to raise capital through debt or equity offerings.  If adequate funds are not available or are not available upon acceptable terms, we may not be able to fund our expansion, develop our marketing plans or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.  As of this date, we have generated a net loss and there can be no assurance that income will be forthcoming in the future.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations.

In their report dated April 15, 2009, our independent auditors stated that our financial statements for the years ended December 31, 2008, and December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

The loss of George Marquez, our sole executive officer, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of George Marquez, our sole executive officer. The loss of services from Mr. Marquez will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability and it will be difficult for you to evaluate an investment in our stock and you may lose your entire investment.

Due to our limited operating history (we were formed in October 2007), our ability to operate successfully is materially uncertain and our operations are subject to all risks inherent in a developing business enterprise.   We have no operating history upon which you may evaluate our operations and prospects. Our limited operating history makes it difficult to evaluate our likelihood of commercial viability and market acceptance of our products.  Our potential success must be evaluated in light of the problems; expenses and difficulties frequently encountered by new businesses in general and particularly in the floral trade specifically.

ITEM 1A. RISK FACTORS (Cont’d.)

Our business model of acquiring and operating floral and gift shops is unproven and there is no guarantee that such operations will become profitable.

There can be no assurance that the implementation of such our plans to open or acquire additional stores in selected areas will be successful, or that the implementation of the overall business plan developed by management will result in sales or that if it does result in sales, that such sales will necessarily translate into profitability.  Failure to properly develop our plan of expansion will prevent the Company from generating meaningful product sales.  The successful integration of the management and staff or the hiring of new management or staff will be important to the future operations of the Company. Substantial difficulties could be encountered, including the following:

•	The loss of key employees and customers;

•	The disruption of operations and business;

•	Unexpected problems with costs, operations and personnel

•	Unexpected costs in from rising fuel and flower prices; and

•	Problems with the assimilation of new operations, sites, and personnel, which could divert resources from operations.

•	Unexpected outbreak of disease or pests that can destroy flowers and negatively impact floral availability

•	Severe economic disruption impacting purchasing power in the general population.

Competition may adversely affect our operations and financial results.

The floral business is highly competitive with respect to price, service, location and quality, and is often affected by changes in consumer tastes, economic conditions, and population and traffic patterns.  The Company competes within each market with locally owned floral businesses as well as national and regional chains, some of which operate more locations and have greater financial resources and longer operating histories than the Company.  There is active competition for management personnel and for attractive commercial real estate sites suitable for florists.

Our sales volumes are seasonal and if sales during these periods suffer, we may not generate sufficient revenue.

Sales of our products are seasonal, concentrated in the second calendar quarter, due to Mother's Day, Easter and graduations, and the fourth calendar quarter, due to the Thanksgiving and Christmas holidays. In anticipation of increased sales activity during these periods, we need to hire a significant number of temporary employees to supplement our permanent staff and we significantly increase our inventory levels. If sales during these periods do not meet our expectations, we may not generate sufficient revenue to offset these increased costs and our operating results will suffer.

George Marquez, our a director and sole executive officer, will only devote approximately 25 hours per week to our business due to his involvement in other business interests.

George Marquez, our director and sole executive officer, will only be involved with our company on a part time basis committing only approximately 25 hours per week.  As such, we may not be able to take advantage of acquisition or other expansion opportunities due to his limited involvement.

ITEM 1A. RISK FACTORS (Cont’d.)

George Marquez will continue to influence matters affecting our company after this offering, which may conflict with your interests.

George Marquez, a director and sole executive officer of our company beneficially owns approximately 41% of the outstanding shares of common stock of our company. Mr. Marquez will continue to influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions. This consolidation of voting power could also delay, deter or prevent a change-in-control of our company that might be otherwise beneficial to stockholders.

Risks Relating to Our Common Shares

There has been no established trading market for our common stock.

There has been no established trading market for our common stock.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our shares as consideration.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

For 2008 and 2007, the Company did not have any rent commitments or expense. We maintain our principal office at the residence of our President, in which he provides about 100 square feet of office space without rent. This arrangement is expected to continue until such time as it becomes necessary for us to relocate, as to which no assurances can be given.

 Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company's common stock is quoted on the “Over the Counter Bulletin Board” under the symbol “SMPF” effective October 6, 2008.  As of December 31, 2008, no public market in the Company's common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of its common stock.  As of December 31, 2008, there were approximately 41 record owners of our common stock.

Dividend Policy

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company’s earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations or make acquisitions.

Recent Sales of Unregistered Securities

All sales of unregistered securities for the past three years have been previously reported on either Form 10-Ks, Form 10-Qs, or Form 8-Ks filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties;

(i) insufficient revenues to cover operating costs.

You should read the following discussion and analysis in conjunction with our financial statements and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

PLAN OF OPERATION

Overview

Semper Flowers is a corporation is engaged in the ownership, operation and development of flower shops and until November 2008, operated one establishment under the name, ‘Absolute Florists, Inc.’ Our business plan was the idea of George Marquez. The Company will seek to differentiate itself from the competition through meticulous attention to detail, and it will insist on highly trained, well groomed delivery and clean vehicles. Since many people now order flows over the internet, the delivery drivers function as public relations representatives of the florist and guardians, in a sense, of the product.   Since the divestiture of Absolute Flowers, we have no operating business and we are focusing our efforts on locating other florists.

Milestones

There are specific milestones - and steps to achieving each milestone - to our business.  As our strategy is focused on acquisitions utilizing our securities in connection with our acquisitions, our first milestone was establishing our company as a reporting company with the SEC and having our shares of common stock traded on the Over the Counter Bulletin Board.  We believe this improves our ability to utilize our securities as consideration when seeking to acquire various targets, and we achieved this on October 6, 2008.  An additional milestone will be the establishment of a web site for conducting sales, providing a marketable presence and for our potential targets to visit and review.  We expect the cost for such web site will be approximately $15,000 as we intend to engage third party consultants to perform the required work.  Finally, during the first quarter of next year, our sole executive officer intends to commence reviewing opportunities for acquisition.  We expect the costs for such activities during the next 12 months to be limited as our sole executive officer will conduct all such negotiations and due diligence.

Events and Uncertainties that are critical to our business

We have had limited operations and face certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. We have had little or no revenues since our inception. There is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses we will be forced to curtail our operations and go out of business. Our success depends in a large part on our ability to identify and acquire existing floral shops. While we are currently seeking out shops which meet our criteria, there is no guarantee that these efforts will result in any acquisitions. Because of lack of funding, we are unable to hire a dedicated team of analysts and market experts to identify prime acquisition targets.

The Company expects to incur operating losses until it generates significant revenues from its store acquisition program. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance.

Proposed Acquisitions

The Company seeks to enter into purchase agreements with various floral businesses nationwide, including the leases associated with the stores. The target businesses are ideally small, family owned florists who would benefit from cost reductions associated with consolidation.  In addition, if we are able to raise additional capital, we intend to provide web based sales and call center servicing of which we can provide no guarantee. Many of the target acquisitions will be established businesses, serving their communities with floral arrangements for weddings, funeral and other flower orientated events. As of the date hereof, we are not in negotiations to acquire any target.  In order to conserve our cash reserves we intend to utilize our securities in connection with such acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

RESULTS OF OPERATIONS

Declining economic conditions, including the dramatic deterioration in financial markets and consumer confidence as the quarter progressed, weighed heavily on consumer spending, particularly for discretionary retail merchandise.

On November 1, 2007, the Company executed and consummated a stock purchase agreement (as amended) with the shareholder of The Absolute Florist, Inc. (“Absolute Florist”). Under the purchase agreement, the Company acquired all of the issued and outstanding capital stock of Absolute Florist.  Management made the decision in November 2008 to sever the Company’s relationship with the subsidiary and write off the investment. As a result of these actions, the Company recorded a pre-tax charge of $15,000 in the fourth quarter of 2008, as determined under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

Cash and Cash Equivalents

As of December 31, 2008, the Company had cash and cash equivalents of $50, compared to $64,053 for the year ended December 31, 2007. The decrease of $64,003 or 99.9% is primarily due to the discontinued operation of Absolute Florist and payments of professional fees.

Total Liabilities

As of December 31, 2008, the Company had total liabilities of $62,833 compared to $0 for the year ended December 31, 2007. Operating expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange. The Company's inception was October 17, 2007 and the registration took place after the year ended December 31, 2007.

Total Operating Expenses

As of December 31, 2008, the Company’s total operating expenses were$141,836 compared to $163,501 for the year ended December 31, 2007.  The decrease of $21,665 or 13.25% was primarily due to the discontinued operations of Absolute Florist.

As of December 31, 2008, we had a working capital surplus of $81,941, and we had cash of $64,870.

 LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates the future cash flow from revenue and existing financing facilities will not adequate to fund our operations over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  The Company has been able to meet its cash requirements because of its utilization of a related party financing arrangement.  This related party, Mr. Marquez, has provided and will continue to provide periodic cash inflows without interest in order to assist the Company in meeting its operational obligations.   Mr. Marquez has not made demand for the payments, and the amounts due continue to be accrued in the Company’s accounting records.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to store acquisitions and buying store fixtures, etc.  We intend to finance these expenses from equity investment and future revenues from operations.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of the audited financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to supply this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, including George Marquez, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2008.  Based upon that evaluation, the Company’s CEO /CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

The management of Semper Flowers, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal year that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2008, but not reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Below is the name and certain infrmation regarding our sole executive officer and director.

Name	Age	Position
George Marquez	43	Chief Executive Officer, Chief Financial Officer, President, Secretary and Sole Director

Set forth below is a biographical description of the sole executive officer and director based on information supplied by each of them.

George Marquez. Mr. George Marquez holds a BS in Finance from Central Connecticut State University. From 1993 until1997, Mr. Marquez was employed by Suppes Securities, Inc. as an equity broker servicing domestic and foreign based clients.  Between 1998 and 2004 Mr. Marquez was the senior equity broker at DuPont Securities Group Inc. responsible for the firm’s Investment Banking operations, which served as a source of clients and perspective clients. Between 2004 and June of 2005 Mr. Marquez worked for NYSE member firm Westminster Securities Corp.  From 2005 until October 2007, Mr. Marquez worked as the sole proprietor of a private consulting business advising smaller businesses on business and marketing strategies.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2008, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there is only one person involved in the management of the Company and he devotes only a limited amount of time to our business.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2008 and 2007 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2007 whose total compensation exceeded $100,000.

								Equity	Deferred	All
								Incentive	Compensa-	Other
Name &						Stock	Option	Plan	tion	Compen-
Principal		Salary		Bonus		Awards (2)	Awards	Compensation	Earnings	sation	Total
Position (1)	Year	$		$		$	$	$	$	$	$
George Marquez	2008		$9,000		0	0	0	0	0	0		$9,000
George Marquez	2007		0		0	100,000	0	0	0	0		100,000

(1)	Sole executive officer and director.
(2)	Represents the 2,000,000 shares of common stock Mr. Marquez received as services in forming the company.

OUTSTANDING EQUITY AWARDS

No other named executive officer has received an equity award.

DIRECTOR COMPENSATION

We do not pay directors compensation for their service as directors.

Employment and Other Agreements

We have not entered into any employment agreement as of the date hereof.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 7, 2007, we issued an aggregate of 2,000,000 shares of common stock, valued at $100,000, to George Marquez in for services provided as the sole executive officer and director.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2008, with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 4,933,529 shares of common stock outstanding as of the date of this prospectus.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
George Marquez (2)*	2,000,000	40.54%

All officers and directors as a group (1 person)	2,000,000	40.54%

* Address is c/o Semper Flowers, Inc., 1040 First Avenue, Suite 173, New York, New York 10021.

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d) (1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Officer and director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On October 9, 2007, the Company issued an aggregate of 2,000,000 shares of common stock, valued at $0.05 per share, to George Marquez for professional services.    The shares issued to Mr. Marquez, valued at $100,000, were recorded as payroll expense.

Director Independence

Our directors are not “independent” directors within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 14.                        PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal year ended December 31, 2008 and 2007 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-K and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $32,000 and $50,000, respectively.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements was $0.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0.

(4)   All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal years 2007 and 2008 were pre-approved by our sole director.

(5)   Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with the Company, to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

ITEM 15. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer and Chief Financial Officer *
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *
———————
*filed herewith

(1) Incorporated by reference to the registration statement on Form S-1 as filed on September 16, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER FLOWERS, INC

April 15, 2009	By:	/s/ George Marquez
George Marquez
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director

  SEMPER FLOWERS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Semper Flowers, Inc.
New York, N.Y.

We have audited the accompanying balance sheets of Semper Flowers, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007, and the period from October 9, 2007 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Semper Flowers, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008, and the period from October 9, 2007 (Inception) to December 31, 2008, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated limited revenue since inception on December 29, 2006 and has sustained net losses of $309,459 since inception through December 31, 2008. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, N.Y.
April 15, 2009

SEMPER FLOWERS, INC.
(a development stage company)
BALANCE SHEETS

ASSETS	December 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$50	$64,053
Subscriptions receivable	-	30,000
Total assets	$50	$94,053

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$20,000	$-
Advance from shareholder	42,833	-
Total liabilities	62,833	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.0001 par value, 100,000,000 shares
shares authorized, 4,933,529 issued and outstanding	493	493
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Additional paid-in-capital	246,183	246,183
Deficit accumulated during the development stage	(309,459)	(152,623)
Total stockholders' equity	(62,783)	94,053
Total liabilities and stockholders' equity (deficit)	$50	$94,053

The accompanying notes to the financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Cumulative
			Totals
			From Inception
			(October 9, 2007)
	For the year end December 31,		Through
	2008	2007	December 31, 2008

Revenue	$-	$-	$-
Costs of revenue	-	-	-
Gross profit	-	-	-

General and administrative expenses
Payroll	9,000	105,500	114,500
Legal and profesional fees	107,137	36,978	144,115
Office and administrative	14,699	21,023	35,722
Interest expense	11,000	-	11,000
Total operating expenses	141,836	163,501	305,337

Net loss from continuing operations	(141,836)	(163,501)	(305,337)

Discontinued operations, net of tax:
Income (loss) from operations	(5,575)	10,878	5,303
Loss on disposal of subsidiary	(9,425)	-	(9,425)

Total income (loss) from discontinued operations	(15,000)	10,878	(4,122)

Net Loss	$(156,836)	$(152,623)	$(309,459)

(Loss) per share:
Basic and diluted earnings (loss) per share from
continuing operations	$(0.03)	$(0.03)

Basic and diluted earnings (loss) per share from
discontinued operations	$(0.00)	$0.00

Basic and diluted earnings (loss) per share	$(0.03)	$(0.03)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529

The accompanying notes to the financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE PERIOD FROM OCTOBER 9, 2007 (INCEPTION) TO DECEMBER 31, 2008

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, October 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock
@ $.05 per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836)
Balance, December 31, 2008	-	$-	4,933,529	$493	$246,183	$(309,459)	$(62,783)

The accompanying notes to the financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Totals
			From Inception
			(October 9, 2007)
	For the year ended December 31,		Through
	2008	2007	December 31, 2008

Cash flows from operating activities:
Net loss from continuing operations	$(141,830)	$(152,623)	$(294,459)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Discontinued operations	15,000		15,000

Common stock issued for services	-	121,176	121,176

Increase (decrease) in assets and liabilities:
Subscription receivable	30,000	(30,000)	-
Accounts payable and accrued expenses	20,000	-	20,000

Net cash used in operating activities	(106,836)	(61,447)	(168,283)

Cash flows from financing activities:
Advance from shareholder	42,833	-	42,833
Proceeds from sale of common stock	-	125,500	125,500
Net cash provided by financing activities	42,833	125,500	168,333

Net increase in cash and cash equivalents	(64,003)	64,053	50
Cash and cash equivalents - beginning of period	64,053	-	-

Cash and cash equivalents - end of period	$50	$64,053	$50

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$11,000	$-	$11,000

The accompanying notes to the financial statements are an integral part of these statements.

SEMPER FLOWERS,  INC.
(a development stage company)
Notes to Financial Statements
December 31, 2008

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

The Company’s initial acquisition was Absolute Flowers, which was discontinued in November 2008 (See Note 5).  The Company’s operations currently consist of management evaluating other suitable florists and gift retail stores for investment and improvement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements which present the results of operations of Semper Flowers, Inc. for the three and nine month periods ended December 31, 2008, have  been prepared using accounting  principles generally accepted in the United States of America.  The Company’s fiscal year end is December 31.

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

SEMPER FLOWERS, INC.
(a development stage company)
Notes to Financial Statements
December 31, 2008

NOTE 2- SUMMARY   OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d.)

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

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares   outstanding during the   period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period

SEMPER FLOWERS, INC.
(a development stage company)
Notes to Financial Statements
December 31, 2008

NOTE 2- SUMMARY   OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d.)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and accounts payable approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards

RECENT ISSUED ACCOUNTING STANDARDS

Recent Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for  Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial  cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1  will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

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

Management does not believe that any recently issued, but not effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3   - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has recently commenced operations and has incurred losses since inception, and has limited working capital that raises substantial doubt about its ability to continue as a going concern.  Company management may have to raise additional debt or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

SEMPER FLOWERS, INC.
(a development stage company)
Notes to Financial Statements
December 31, 2008

NOTE 4-   EQUITY TRANSACTIONS

Semper Flowers, Inc was incorporated on October 9, 2007. Upon incorporation the Company had authority to issue 10,000,000 shares of $.0001 par value preferred stock, and 100,000,000 shares of $.0001 par value common stock.  On October 9, 2007, the Company issued an aggregate of 2,000,000 shares of common stock, valued at $0.05 per share to an officer of the Company for professional services.  On October 9, 2007 the Company issued 423,529 shares of common stock, valued at $0.05 per share, and a common stock purchase warrant to purchase 15% of the fully diluted shares of common stock exercisable at $1.00 per share, to as consideration for legal fees incurred  in connection with the preparation of the Company’s registration statement.  In October, 2007 the Company sold 2,510,000 shares in a share offering for a total of $125,500 cash.   The issuance of these shares was reflected in the Company’s financial statements as of December 31, 2007.  The shares issued to an Officer of the Company have been valued at $100,000, and were recorded as payroll expense. The shares issued in connection with legal services have been accounted for as legal and professional fees. No significant equity transactions have been recorded by the Company for the year ended December 31, 2008.

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

NOTE 5 – INVESTMENT IN ABSOLUTE FLOWERS, INC.

On November 1, 2007, the Company executed and consummated a stock purchase agreement the shareholder of The Absolute Florist, Inc. (“Absolute Florist”). Under the purchase agreement, the Company acquired all of the issued and outstanding capital stock of Absolute Florist. In consideration for the stock of Absolute Florist, the Company issued a Note Payable for $100,000 with a coupon of 12%, to the former shareholder of The Absolute Florist, Inc. The note was originally to mature on July 28, 2008.  Subsequent to the end of the period the maturity of the note was extended to January 31, 2009, although $15,000 in principal was repaid in August 2008.   In November 2008 Mr. Marquez reluctantly determined that due to the worsening economic situation around Kansas City area, that it was in the best interest of the Company to discontinue its relationship with Absolute Flowers, Inc.  The Company transferred all of the assets and liabilities of its Absolute Florist, Inc. to its former owner, in consideration for canceling a Note Payable of $85,000.  The Company realized a net loss of $15,000. No income taxes were provided due to the utilization of the Company’s net operating loss carry forwards.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations and cash flows of Absolute Florist, Inc. for all periods presented have been reported as discontinued operations. Goodwill of $114,614 associated with the investment was written off. Company management is currently evaluating other opportunities in the florist sector.

The following table sets forth the discontinued operations for the Company:

	Year ended December 31,
	2008	2007
Revenue	$123,277	$20,913
Cost of Sales	64,632	8,973

Gross Profit	58,645	11,940
Operating and other non-operating expenses	64,220	22,818

Loss from discontinued operations	(5,575)	(10,878)
(Loss) gain from disposal of discontinued operations	(9,425)	-

Total loss from discontinued operations	$(15,000)	$(10,878)

The results of operations of Absolute Florist, Inc. at December 31, 2007 have been reclassified into discontinued operations.

 NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 the Company paid a consulting Company owned by the chief executive officer $9,000 respectively for consulting services.

Mr. Marquez, our President, advanced the Company a total of $42,833 to help pay for its operations. The amount owed to Mr. Marquez is non-interest bearing and is unsecured.

SEMPER FLOWERS, INC.
(a development stage company)
Notes to Financial Statements
December 31, 2008

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

 The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2008 and December 31, 2007.

	2008	2007
Income tax (benefit) computed at statutory rate	$(56,000)	$(52,000)
Permanent difference – stock based compensation	-	41,000
Valuation allowance	56,000	11,000
Provision for income taxes	$-	$-

On December 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement.  The Company has provided a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of such assets. As of December 31, 2008 and December 31, 2007, the Company has net operating losses for Federal income tax purposes totaling approximately $188,000, expiring at various times through December 31, 2028.

The following is a tax table of deferred tax assets at December 31, 2008 and December 31, 2007:

	2008	2007
Net operating loss	$67,000	$11,000
Valuation allowance	(67,000)	(11,000)
Net deferred tax asset	$-	$-