Form 10-Q
period 2009-03-31
Semper Flowers, Inc.
filed 2009-05-15
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

212-861-9239
(Issuer’s telephone number)

(Former name, former address, and former fiscal year if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of March 31, 2009 was 4,933,529.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   □ Yes  □ No.

SEMPER FLOWERS, INC.
(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheet as of March 31, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 (Unaudited) and from Inception (October 9, 2007), to March 31, 2009 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity Deficit (Unaudited)	5

Statements of Cash Flows for the Ended March 31, 2009 (Unaudited) and from Inception (October 9, 2007), to March 31, 2009 (Unaudited)	6

Notes to Unaudited Financial Statements	7-13

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T - Controls and Procedures	14

PART II - Other Information (Items 1-6)	15-16

SEMPER FLOWERS, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,227	$50
Total assets	$1,227	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$23,202	$20,000
Advance from shareholder	47,834	42,833
Total current liabilities	71,036	62,833

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
4,933,529 issued and outstanding	493	493
Additional paid-in capital	246,183	246,183
Deficit accumulated during the development stage	(316,485)	(309,459)
Total stockholders' equity (deficit)	(69,809)	(62,783)

Total liabilities and stockholders' equity (deficit)	$1,227	$50

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
	For the three	For the three	(October 9, 2007)
	months ended	months ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$-	$-	$-
Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expenses
Payroll	-	4,500	114,500
Legal and profesional fees	2,500	57,297	146,615
Office and administrative	4,526	5,732	40,248
Interest expense	-	3,000	11,000
Total operating expenses	7,026	70,529	312,363

Loss from continuing operations	(7,026)	(70,529)	(312,363)

Discontinued operations, net of tax:
Income (loss) from operations	-	4,602	5,303
Loss on disposal of subsidiary	-	-	(9,425)
Total loss from discontinued operations		4,602	(4,122)

Net loss	$(7,026)	$(65,927)	$(316,485)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.01)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
			(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM OCTOBER 9, 2007 (INCEPTION) TO MARCH 31, 2009

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, October 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock
@ $.05 per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836)

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459)	(62,783)

Net loss	-	-	-	-	-	(7,026)	(7,026)

Balance, March 31, 2009	-	$-	4,933,529	$493	$246,183	$(316,485)	$(69,809)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(October 29, 2007)
	For the three months ended		Through
	March 31, 2009	March 31, 2008	March 31, 2009

Cash flows from operating activities:
Net loss	$(7,026)	$(65,926)	$(320,607)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	4,602	4,122

Common stock issued for services	-	-	121,176

Increase in assets and liabilities:
Subscription receivable	-	30,000	-
Accounts payable and accrued expenses	3,202	27,500	23,202

Net cash used in operating activities	(3,824)	(3,824)	(172,107)

Cash flows from financing activities:
Advance from shareholder	5,001	-	47,834
Proceeds from sale of capital stock	-	-	125,500
Net cash provided by financing activities	5,001	-	173,334

Net increase (decrease) in cash and cash equivalents	1,177	(3,824)	1,227
Cash and cash equivalents - beginning of period	50	64,870	-

Cash and cash equivalents - end of period	$1,227	$61,046	$1,227

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$3,000	$11,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
March 31, 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements, which present the results of operations of Semper Flowers, Inc. for the three period ended March 31, 2009, has been prepared using accounting principles generally accepted in the United States of America.  The Company’s fiscal year end is December 31.

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
March 31, 2009

NOTE 2- SUMMARY   OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Shipping and Handling Costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred.

Accounts Receivable

The Company believes accounts receivable are collectible, therefore there is no reserve needed.

Inventories

Inventory would consist primarily of fresh cut flowers, wrapping, vases, and stationary, and is carried at the lower of average cost or market.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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
March 31, 2009

NOTE 2- SUMMARY   OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, and accounts payable approximate fair value based on the short-term maturity of these instruments.

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

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
March 31, 2009

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

NOTE 4-   EQUITY TRANSACTIONS

Semper Flowers, Inc was incorporated on October 9, 2007.  Upon incorporation, the Company had authority to issue 10,000,000 shares of $.0001 par value preferred stock, and 100,000,000 shares of $.0001 par value common stock.  On October 9, 2007, the Company issued an aggregate of 2,000,000 shares of common stock, valued at $0.05 per share to an officer of the Company for professional services.  On October 9, 2007 the Company issued 423,529 shares of common stock, valued at $0.05 per share, and a common stock purchase warrant to purchase 15% of the fully diluted shares of common stock exercisable at $1.00 per share, to as consideration for legal fees incurred  in connection with the preparation of the Company’s registration statement.  In October 2007, the Company sold 2,510,000 shares in a share offering for a total of $125,500 cash.  The shares issued to an Officer of the Company have been valued at $100,000, and were recorded as payroll expense.  The shares issued in connection with legal services have been accounted for as legal and professional fees.  The issuances of these shares were reflected in the Company’s financial statements as of December 31, 2007.  No significant equity transactions have been recorded by the Company for the three period ended March 31, 2009.

Stock Warrant

In October 2007, in consideration for legal services rendered, the Company issued a twenty year warrant   in connection with legal services provided to the Company, whereby, if Semper Flowers, Inc. was to undergo a change of control, the warrant holder might acquire fifteen percent of the common shares of the Company for the aggregate consideration of one dollar.  As the Company did not undergo a change in control, no expense was recorded related to the issuance of this warrant.  In June 2008, the warrant was cancelled.

 SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
March 31, 2009

NOTE 5 – PURCHASE OF SUBSIDIARY

On November 1, 2007, the Company executed and consummated a stock purchase agreement the shareholder of The Absolute Florist, Inc. (“Absolute Florist”).  Under the purchase agreement, the Company acquired all of the issued and outstanding capital stock of Absolute Florist.  In consideration for the stock of Absolute Florist, the Company issued a Note Payable for $100,000 with a coupon of 12%, to the former shareholder of The Absolute Florist, Inc.  The note was originally to mature on July 28, 2008.  Subsequent to the end of the period, the maturity of the note was extended to January 31, 2009, although $15,000 in principal was repaid in August 2008.  In November 2008, Mr. Marquez reluctantly determined that due to the worsening economic situation around Kansas City area, that it was in the best interest of the Company to discontinue its relationship with Absolute Flowers, Inc.  The Company transferred all of the assets and liabilities of its Absolute Florist, Inc. to its former owner, in consideration for canceling a Note Payable of $85,000.  The Company realized a net loss of $15,000.  No income taxes were provided due to the utilization of the Company’s net operating loss carry forwards.

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

The following table sets forth the discontinued operations for the Company:
Three months ended March 31, 2008
Revenue	$44,303
Cost of Sales	18,371

Gross Profit	25,932
Operating and other non-operating expenses	21,573

Loss from discontinued operations	(4,359)
(Loss) gain from disposal of discontinued operations	(243)

Total loss from discontinued operations	$(4,602)

The results of operations of Absolute Florist, Inc. at March 31, 2008 have been reclassified into discontinued operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the first quarter of 2008, the Company paid a consulting Company owned by the chief executive officer $4,500 respectively for consulting services.  No salary was paid for the quarter ended March 31, 2009.

Mr. Marquez, our President, advanced the Company a total of $47,834 to help pay for its operations.  The amount owed to Mr. Marquez is non-interest bearing and is unsecured.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

Semper Flowers is a corporation engaged in the ownership, operation and development of flower shops and until November 2008, operated one establishment under the name, ‘Absolute Florists, Inc.’ Our business plan was the idea of George Marquez. The Company will seek to differentiate itself from the competition through meticulous attention to detail, and it will insist on highly trained, well groomed delivery and clean vehicles. Since many people now order flows over the internet, the delivery drivers function as public relations representatives of the florist and guardians, in a sense, of the product.   Since the divestiture of Absolute Flowers, we have no operating business and we are focusing our efforts on locating other florists.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

             The Company intends to enter into purchase agreements with various floral businesses nationwide, including the leases associated with the stores.  The target businesses are ideally small, family owned florists who would benefit from the cost reductions associated with consolidation.  In addition, if we are able to raise additional capital, we intend to provide web based sales and call center servicing.  Many of the target acquisitions will be established businesses, serving their communities with floral arrangements for weddings, funeral, and other flower orientated events.  In sum, our keys to success are:

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

  CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 of the unaudited financial statements included in this Quarterly Report.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.

Seasonality of Business

We expect there to be subject to some seasonal fluctuations in its operating results, with revenues in November and December and other popular shopping holidays expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions.

  RESULTS OF OPERATIONS

Three Months Ended March 31, 2009

Cash and Cash Equivalents

As of March 31, 2009, the Company had cash and cash equivalents of $1,227, compared to $51,121 for the period ended March 31, 2008. The decrease of $49,894 or 98% is primarily due to the discontinued operation of Absolute Florist and payments of professional fees.

Total Operating Expenses

Total operating expenses during the three month period ended March 31, 2009 and March 31, 2008, were $7,026 and $70,529 respectively and were primarily for professional services.  The decrease of $63,503 or 90% was primarily due to the fact that we had disposed of our operating subsidiary.

During the three  months ended March 31, 2009 and March 31, 2008, respectively, the Company recorded $0 and $3,000 in non-operating expenses related to interest paid on the note payable issued in connection with the acquisition of Absolute Florist.

 Liquidity and Capital Resources

As of March 31, 2009, our cash on hand was $1,227; total current assets were $1,227 and total current liabilities amounted to $71,036, including an advance from Mr. Marquez of $47,834.  As of March 31, 2009 a total stockholders deficit was ($69,809).  Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.  We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources.  Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us.  Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding.  We currently do not have any arrangements to obtain additional financing from other sources.  In view of our limited operating history, our ability to obtain additional funds is limited.  Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including George Marquez, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2009. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
———————

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER FLOWERS, INC

May 15, 2009	By:	/s/ George Marquez
George Marquez
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director