Form 10-Q
period 2009-06-30
Semper Flowers, Inc.
filed 2009-08-14
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of June 30, 2009 was 4,933,529.

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

SEMPER FLOWERS, INC.
(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheet as of June 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited) and from Inception (October 9, 2007) to June 30, 2009 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Statements of Cash Flows for the six months Ended June 30, 2009 and 2008 (Unaudited) and from Inception (October 9, 2007), to June 30, 2009 (Unaudited)	6

Notes to Unaudited Financial Statements	7-13

Item 2 - Management’s Discussion and Analysis or Plan of Operation	12-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T - Controls and Procedures	14

PART II - Other Information (Items 1-6)	15-17

SEMPER FLOWERS, INC.
(a development stage company)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52	$50
Total assets	$52	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$24,087	$20,000
Advance from shareholder	49,159	42,833
Total current liabilities	73,246	62,833

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
4,933,529 issued and outstanding	493	493
Additional paid-in capital	246,183	246,183
Deficit accumulated during the development stage	(319,870)	(309,459)
Total stockholders' equity (deficit)	(73,194)	(62,783)

Total liabilities and stockholders' equity (deficit)	$52	$50

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Totals
					From Inception
					(October 9, 2007)
	For the three months ended		For the six months ended		Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-
Costs of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses
Payroll	-	4,500	-	9,000	114,500
Legal and professional fees	2,500	12,561	5,000	69,858	149,115
Office and administrative	885	5,359	5,411	11,091	41,133
Interest expense	-	3,000	-	6,000	11,000
Total operating expenses	3,385	25,420	10,411	95,949	315,748
Loss from continuing operations	(3,385)	(25,420)	(10,411)	(95,949)	(315,748)

Discontinued operations, net of tax:
Income (loss) from operations	-	4,527	-	12,206	5,303
Loss on disposal of subsidiary	-	-	-	-	(9,425)
Loss from discontinued operations	-	4,527	-	12,206	(4,122)

Net Loss	$(3,385)	$(20,893)	$(10,411)	$(83,743)	$(319,870)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529	4,933,529	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 9, 2007 (INCEPTION) TO JUNE 30, 2009

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, October 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock
@ $.05 per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836)

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459)	(62,783)

Net loss	-	-	-	-	-	(10,411)	(10,411)

Balance, June 30, 2009 (unaudited)	-	$-	4,933,529	$493	$246,183	$(319,870)	$(73,194)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(October 29,2007)
	For the six months ended		Through
	June 30, 2009	June 30, 2008	June 30, 2009

Cash flows from operating activities:
Net loss	$(10,411)	$(95,949)	$(323,992)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	12,206	4,122

Common stock issued for services	-	-	121,176

Increase in assets and liabilities:
Subscription receivable	-	30,000	-
Accounts payable and accrued expenses	4,087	(1,310)	24,087

Net cash used in operating activities	(6,324)	(55,053)	(174,607)

Cash flows from financing activities:
Advance from shareholder	6,326	-	49,159
Proceeds from sale of capital stock	-	-	125,500
Net cash provided by financing activities	6,326	-	174,659

Net increase (decrease) in cash and cash equivalents	2	(55,053)	52
Cash and cash equivalents - beginning of period	50	64,053	-

Cash and cash equivalents - end of period	$52	$9,817	$52

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$6,000	$11,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
June 30, 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include the accounts of the Company. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual report on Form 10-K filed on April 15, 2009. The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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
June 30, 2009

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”).  Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares   outstanding during the   period.  Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
June 30, 2009

NOTE 2- SUMMARY   OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Stock Based Compensation

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment” (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values.  SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123-R.  The Company has applied SAB 107 in its adoption of SFAS 123-R.  The Company does not have any stock options plan in effect and hence there are no stock options outstanding as of June 30, 2009 and 2008.

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
June 30, 2009

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

NOTE 4-EQUITY TRANSACTIONS

Semper Flowers, Inc was incorporated on October 9, 2007.  Upon incorporation, the Company had authority to issue 10,000,000 shares of $.0001 par value preferred stock, and 100,000,000 shares of $.0001 par value common stock.  On October 9, 2007, the Company issued an aggregate of 2,000,000 shares of common stock, valued at $0.05 per share to an officer of the Company for professional services.  On October 9, 2007 the Company issued 423,529 shares of common stock, valued at $0.05 per share, and a common stock purchase warrant to purchase 15% of the fully diluted shares of common stock exercisable at $1.00 per share, to as consideration for legal fees incurred  in connection with the preparation of the Company’s registration statement.  In October 2007, the Company sold 2,510,000 shares in a share offering for a total of $125,500 cash.  The shares issued to an Officer of the Company have been valued at $100,000, and were recorded as payroll expense.  The shares issued in connection with legal services have been accounted for as legal and professional fees.  The issuances of these shares were reflected in the Company’s financial statements as of December 31, 2007.  No significant equity transactions have been recorded by the Company for the six month period ended June 30, 2009.

SEMPER FLOWERS, INC.
Notes to (unaudited) Financial Statements
June 30, 2009

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

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations and cash flows of Absolute Florist, Inc. for all periods presented have been reported as discontinued operations.  Goodwill of $114,614 associated with the investment was written off.  Company management is actively evaluating other opportunities in the florist sector.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the first quarter of 2008, the Company paid a consulting Company owned by the chief executive officer $9,000 respectively for consulting services.  No salary was paid for the six months ended June 30, 2009.

Mr. Marquez, our President, advanced the Company a total of $49,159 to help pay for its operations.  The amount owed to Mr. Marquez is non-interest bearing and is unsecured.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct.  Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties, and no assurance can be given that actual results will be consistent with these forward-looking statements.  Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance.  Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report.  Future events and actual results could differ materially from the forward-looking statements.  You should read this report completely and with the understanding that actual future results may be materially different from what management expects.  We will not update forward-looking statements even though its situation may change in the future.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended June 30, 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Prospectus dated September 10, 2008.

Semper Flowers, Inc. was formed as a Nevada corporation on October 9, 2007.  We are a development stage corporation formed to acquire and consolidate floral business lines and small family owned florists.  On November 1, 2007, the Company executed and consummated a stock purchase agreement (as amended) with the shareholder of The Absolute Florist, Inc. (“Absolute Florist”).  Under the purchase agreement, the Company acquired all of the issued and outstanding capital stock of Absolute Florist.  Management made the difficult decision in November 2008 to sever the Company’s relationship with the subsidiary and write off the investment.  As a result of these actions, the Company recorded a pre-tax charge of $15,000 in the fourth quarter of 2008, as determined under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 of the unaudited financial statements included in this Annual Report.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.

Seasonality of Business

We expect there to be subject to some seasonal fluctuations in its operating results, with revenues in November and December and other popular shopping holidays, such as Valentine’s Day and Mother’s Day, expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions.

 RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2009

For the three months ended June 30, 2009, the Company's total operating expenses was $3,385 compared to $25,420 for the three months ended June 30, 2008.  The decrease of $22,035 or 86.68% is primarily due to the disposal of our operating subsidiary and reduced costs for professional services in connection with our registration statement.

For the six months ended June 30, 2009, the Company's total operating expenses was $10,411 compared to $95,949 for the six months ended June 30, 2008.  The decrease of $85,538 or 89.15% is primarily due to the disposal of our operating subsidiary and reduced costs for professional services in connection with our registration statement.

For the three months ended June 30, 2009, the Company's net loss was ($3,385) compared to ($20,893) for the three months ended June 30, 2008.  The decrease of $17,508 or 83.8% is primarily due to the disposal of our operating subsidiary and reduced costs for professional services in connection with our registration statement.

For the six months ended June 30, 2009, the Company's net loss was ($10,411) compared to ($83,743) for the six months ended June 30, 2008.  The decrease of $81,254 or 88.64% is primarily due to the disposal of our operating subsidiary and reduced costs for professional services in connection with our registration statement.

Liquidity and Capital Resources

As of June 30, 2009, our cash on hand was $52; total current assets were $52 and total current liabilities amounted to $73,246, including an advance from Mr. Marquez of $49,159.  As of June 30, 2009 a total stockholders’ deficit was ($73,194).  Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.  We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources.  Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us.  Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding.  We currently do not have any arrangements to obtain additional financing from other sources.  In view of our limited operating history, our ability to obtain additional funds is limited.  Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including George Marquez, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2009. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *
———————
*filed herewith

(1)	Incorporated by reference to the registration statement on Form S-1 as filed on September 16, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER FLOWERS, INC

August 14, 2009	By:	/s/ George Marquez
George Marquez
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director