Form 10-Q
period 2009-09-30
SF Blu Vu, Inc.
filed 2009-11-23
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number: 333-149158

SF BLU VU, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1212244 (I.R.S. Employer Identification No.)

1040 First Avenue, Suite.  173, New York, New York 10021
(Address of principal executive offices)

(212) 861-9239
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of September 30, 2009 was 4,933,529.

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

SF BLU VU, INC.
(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheet as of September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited) and from Inception (October 9, 2007) to September 30, 2009 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited) and from Inception (October 9, 2007), to September 30, 2009 (Unaudited)	6

Notes to Unaudited Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operation	12-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T - Controls and Procedures	14

PART II - Other Information (Items 1-6)	15-17

SF BLU VU, INC.
(a development stage company)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52	$50
Total assets	$52	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$27,087	$20,000
Advance from shareholder	49,159	42,833
Total current liabilities	76,246	62,833

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
4,933,529 issued and outstanding	493	493
Additional paid-in capital	246,183	246,183
Deficit accumulated during the development stage	(322,870)	(309,459)
Total stockholders' equity (deficit)	(76,194)	(62,783)

Total liabilities and stockholders' equity (deficit)	$52	$50

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Totals
					From Inception
					(October 9, 2007)
	For the three months ended		For the nine months ended		Through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-
Costs of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses
Payroll	-	-	-	9,000	114,500
Legal and professional fees	3,000	17,279	8,000	87,137	152,115
Office and administrative	-	2,199	5,411	13,291	41,133
Interest expense	-	3,000	-	9,000	11,000
Total operating expenses	3,000	22,478	13,411	118,428	318,748
Loss from continuing operations	(3,000)	(22,478)	(13,411)	(118,428)	(318,748)

Discontinued operations, net of tax:
Income (loss) from operations	-	(1,652)	-	9,698	5,303
Loss on disposal of subsidiary	-	-	-	-	(9,425)
Gain (loss) from discontinued operations	-	(1,652)	-	9,698	(4,122)

Net Loss	$(3,000)	$(24,130)	$(13,411)	$(108,730)	$(322,870)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529	4,933,529	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, October 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for services @ $.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock @ $.05 per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836)

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459)	(62,783)

Net loss	-	-	-	-	-	(13,411)	(13,411)

Balance, September 30, 2009 (unaudited)	-	$-	4,933,529	$493	$246,183	$(322,870)	$(76,194)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(October 29,2007)
	For the nine months ended		Through
	September 30, 2009	September 30, 2008	September 30, 2009

Cash flows from operating activities:
Net loss	$(13,411)	$(118,428)	$(318,748)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	9,698	4,122

Common stock issued for services	-	-	121,176

Increase in assets and liabilities:
Subscription receivable	-	30,000	-
Accounts payable and accrued expenses	7,087	(20,697)	18,843

Net cash used in operating activities	(6,324)	(99,427)	(174,607)

Cash flows from financing activities:
Advance from shareholder	6,326	36,149	49,159
Proceeds from sale of capital stock	-	-	125,500
Net cash provided by financing activities	6,326	36,149	174,659

Net increase (decrease) in cash and cash equivalents	2	(63,278)	52
Cash and cash equivalents - beginning of period	50	64,053	-

Cash and cash equivalents - end of period	$52	$775	$52

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$9,000	$11,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
September 30, 2009

NOTE 1 - NATURE OF BUSINESS

SF Blu Vu, Inc. (“the Company”) was formed as a Nevada corporation on October 9, 2007.  On May 15, 2009, SF Blu Vu, Inc. (the "Company") filed a Certificate of Amendment with the Secretary of State of Nevada to amend Article 1 of its Articles of Incorporation in order to change its name from Semper Flowers, Inc. to “SF Blu Vu, Inc.”  The name change became effective with FINRA on August 17, 2009.

SF Blu Vu, Inc. seeks to add value by acquiring, consolidating, and operating flower and gift retail stores.  The Company’s three keys to business success are great locations, efficient delivery service, and joining trade associations that promote local delivery from anywhere in the country.  The Company’s initial acquisition was Absolute Flowers, which was discontinued in November 2008 (See Note 5).  The Company’s operations currently consist of management evaluating other suitable florists and gift retail stores for investment and improvement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements include the accounts of the Company.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual report on Form 10-K filed on April 15, 2009.  The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell.  Goodwill is tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  In accordance with GAAP, the fair value of goodwill is determined based on a discounted cash flow methodology.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
September 30, 2009

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

Earnings (Loss) Per Share of Common Stock

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
September 30, 2009

NOTE 2- SUMMARY   OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission, or the SEC, issued FASB ASC 825-10-50-10 - Financial Instruments - Overall - Disclosures. ASC 825-10-50-10 expresses views of the staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. ASC 718-10-55 permits public companies to adopt its requirements using one of two methods. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718-10-55. Effective with its fiscal 2006, the Company has adopted the provisions of ASC 718-10-55 and related interpretations as provided by SAB 107 prospectively. The Company does not have any stock options plan in effect and hence there are no stock options outstanding as of September 30, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, and accounts payable approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.

Management does not believe that any recently issued, but not effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
September 30, 2009

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

NOTE 4- EQUITY TRANSACTIONS

SF Blu Vu, Inc was incorporated on October 9, 2007.  Upon incorporation, the Company had authority to issue 10,000,000 shares of $.0001 par value preferred stock, and 100,000,000 shares of $.0001 par value common stock.  On October 9, 2007, the Company issued an aggregate of 2,000,000 shares of common stock, valued at $0.05 per share to an officer of the Company for professional services.  On October 9, 2007 the Company issued 423,529 shares of common stock, valued at $0.05 per share, and a common stock purchase warrant to purchase 15% of the fully diluted shares of common stock exercisable at $1.00 per share, to as consideration for legal fees incurred  in connection with the preparation of the Company’s registration statement.  In October 2007, the Company sold 2,510,000 shares in a share offering for a total of $125,500 cash.  The shares issued to an Officer of the Company have been valued at $100,000, and were recorded as payroll expense.  The shares issued in connection with legal services have been accounted for as legal and professional fees.  The issuances of these shares were reflected in the Company’s financial statements as of December 31, 2007.  No significant equity transactions have been recorded by the Company for the nine month period ended September 30, 2009.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
September 30, 2009

NOTE 5 – PURCHASE OF SUBSIDIARY

On November 1, 2007, the Company executed and consummated a stock purchase agreement the shareholder of The Absolute Florist, Inc. (“Absolute Florist”).  Under the purchase agreement, the Company acquired all of the issued and outstanding capital stock of Absolute Florist.  In consideration for the stock of Absolute Florist, the Company issued a Note Payable for $100,000 with a coupon of 12%, to the former shareholder of The Absolute Florist, Inc.  The note was originally to mature on July 28, 2008.  Subsequent to the end of the period, the maturity of the note was extended to January 31, 2009, although $15,000 in principal was repaid in August 2008.  In November 2008, Mr. Marquez reluctantly determined that due to the worsening economic situation around Kansas City area, that it was in the best interest of the Company to discontinue its relationship with Absolute Flowers, Inc.  The Company transferred all of the assets and liabilities of its Absolute Florist, Inc. to its former owner, in consideration for canceling a Note Payable of $85,000.  The Company realized a net loss of $15,000.  No income taxes were provided for due to the utilization of the Company’s net operating loss carry forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the first quarter of 2008, the Company paid a consulting company owned by the chief executive officer $9,000 for consulting services.  No salary was paid for the nine months ended September 30, 2009.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended September 30, 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Prospectus dated September 10, 2008.

SF Blu Vu, Inc. was formed as a Nevada corporation on October 9, 2007.  We are a development stage corporation formed to acquire and consolidate floral business lines and small family owned florists.  On November 1, 2007, the Company executed and consummated a stock purchase agreement (as amended) with the shareholder of The Absolute Florist, Inc. (“Absolute Florist”).  Under the purchase agreement, the Company acquired all of the issued and outstanding capital stock of Absolute Florist.  Management made the difficult decision in November 2008 to sever the Company’s relationship with the subsidiary and write off the investment.  As a result of these actions, the Company recorded a pre-tax charge of $15,000 in the fourth quarter of 2008, as determined under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

SF Blu Vu, Inc. seeks to add value by acquiring, consolidating, and operating flower and gift retail stores.  The three keys to business success are great locations, efficient delivery service, and joining trade associations that promote local delivery from anywhere in the country.  We strive to be the most innovative and unique florists.  Our approach to floral design is pure and natural and it maximizes not only the character of flowers, individually and in arrangements, but also the aesthetic connection between flowers and the setting.  We are determined to continue and enhance the tradition of flowers through innovative design, aggressive marketing, and most importantly, quality products and service.

SF Blu Vu believes that it can exploit the changing market by focusing on the largest opportunities; for instance, in the last fifteen years the dollar value of sales of fresh-cut flowers increased even though unit sales stayed essentially unchanged.  Roses, mixed flowers, and carnations were the most popular arrangements.  A promising growth area is so-called ‘bedding plants,’ which are planted outdoors and sold during spring and summer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

SF Blu Vu will concentrate on partnering with potential partners in the death-care (funeral homes) and wedding industries.  Weddings may be simple or elaborate; regardless of the size or scope of the occasion, in recent years couples have been increasingly turning to experts to make their special day perfect.  These experts, wedding planners, coordinate all aspects of the floral arrangements, from decorating the church to making sure each member of the bridal party has the appropriate arrangement or corsage.  We will work with wedding planners in designing and delivering tasteful flower arrangements.  We also look to generate sales in the sympathy flower arena.

The Company intends to enter into purchase agreements with various floral businesses nationwide, including the leases associated with the stores.  The target businesses are ideally small, family owned florists who would benefit from the cost reductions associated with consolidation.  In addition, if we are able to raise additional capital, we intend to provide web based sales and call center servicing of which we can provide no guarantee.  Many of the target acquisitions will be established businesses, serving their communities with floral arrangements for weddings, funeral, and other flower orientated events.  In sum, our keys to success are:

•	Careful attention to store locations by using economic and demographic variables.
•	Attainment of our store expansion goals.
•	Executing our retail marketing program.
•	Management control of company stores.
•	Careful stewarship of cash flow--maintaining the pace of store sales--and obtaining additional investment to maintain the pace of company owned store expansion

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009

For the three months ended September 30, 2009, the Company's net loss from continuing operations was ($3,000) compared to ($22,478) for the three months ended September 30, 2008.  The decrease of $19,478 or 87% is primarily due to the disposal of our operating subsidiary and reduced costs for professional services in connection with our registration statement.

For the nine months ended September 30, 2009, the Company's net loss from continuing operations was ($13,411) compared to ($118,428) for the nine months ended September 30, 2008.  The decrease of $105,017 or 89% is primarily due to the disposal of our operating subsidiary and reduced costs for professional services in connection with our registration statement.

Liquidity and Capital Resources

As of September 30, 2009, our cash on hand was $52; total current assets were $52 and total current liabilities amounted to $76,246, including an advance from Mr. Marquez of $49,159.  As of September 30, 2009, a total stockholders’ deficit was ($76,194).  Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions.  We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources.  Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates have provided and will continue to provide periodic cash inflows without interest in order to assist the Company in meeting its operational obligations.  Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding.  We currently do not have any arrangements to obtain additional financing from other sources.  In view of our limited operating history, our ability to obtain additional funds is limited.  Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including George Marquez, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the Nine months ended September 30, 2009.  Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended September 30, 2009.  Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SF BLU VU, INC

November 23, 2009	By:	/s/ George Marquez
George Marquez
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director