Form 10-K
period 2009-12-31
SF Blu Vu, Inc.
filed 2010-04-28
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2009.

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

4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660
(Address of principal executive offices)

949-475-9086
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year ended December 31, 2009, were $0.

As of June 30, 2009, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $125,500. Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

SF BLU VU CORP.

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

PA RT I

ITEM 1.   BUSINESS

General

SF BLU VU, Inc. (“SF BLU VU” or the “Company”) was formed on October 9, 2007.  The Company at the time was named Semper Flowers, Inc. (“Semper”). On November 1, 2007, Semper acquired “The Absolute Florist, Inc.” in consideration of 100,000 shares of Preferred Stock with a value of $100,000. On April 15, 2008, Semper amended the agreement to cancel the shares of preferred stock and issued a note in the amount of $100,000 due on July 28, 2008 with interest of 12%.  On November 30, 2008, the Company severed its relationship with Absolute Florist, Inc.

On May 15, 2009 , Semper Flowers, Inc. filed a Certificate of Amendment with the Secretary of State of Nevada to amend Article 1 of its Articles of Incorporation in order to change its name to “SF Blu Vu, Inc.”  The name change and symbol change became effective with FINRA on August 17, 2009.

Business Description

We were formed in October 2007 to acquire floral businesses and build up an attractive portfolio of store leases.  As of December 2009, the Company discontinued pursuing the aforementioned lines of business and chose instead to focus on identifying a privately-owned company with revenues, a solid business plan and the need for a public entity to raise capital with which to merge or effect a share exchange.

To date, the analysis of new business opportunities has been undertaken by management. Until such time as we enter into the Merger Agreement, we have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. The following factors are key in our pursuit for a target company:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)   Strength and diversity of management, either in place or scheduled for recruitment;

(d)   Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)   The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(f)   The extent to which the business opportunity can be advanced;

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which is controlling, our management has and will continue, our business objectives of identifying a target company with which to combine, to attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Associated with Our Business

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the period ended December 31, 2009, which are included in Item 8 of this annual report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net losses and cash used in operations. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

Our business will have no revenues unless we merge with or acquire an operating business.

Since October 9, 2007 (inception), and as of December 31, 2009, we had incurred a net loss of $342,124. Because we do not anticipate having any revenues until such time as we consummate a business combination with an operating company that has or eventually develops revenues, we are likely to incur a net operating loss that will increase continuously until we are able to consummate such a transaction. There can be no assurance, however, that we will be able to consummate a merger or identify a suitable enterprise and consummate a business combination, either eventually or at all.

Our business is difficult to evaluate because our operating history is based on a discontinued line of business.

Because we are a development-stage company with an operating history and revenues from discontinued lines of business, meaningfully evaluating our prospects is uniquely challenging. Until such time that we are able to identify and consummate a business combination with an operating company, if at all, and potentially even thereafter to the extent that we combine with another development-stage entity, prospective investors will not have the benefit of being able to assess future operating performance on the basis of historical operating performance.

As a start-up or development stage company, an investment in our company is considered a high risk investment whereby you could lose your entire investment.

We will incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, due diligence on prospective merger partners and professional fees.  We cannot assure you that our proposed business plan as described above will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment.

There is intense competition for those private companies suitable for a merger transaction of the type we are pursuing.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in being able to identify attractive business opportunities and successfully complete a business combination. These competitive factors may reduce the likelihood of our ultimately being able to successfully identify and consummate a business combination.

ITEM 1A. RISK FACTORS (Cont’d)

Future success is highly dependent on our ability to locate and attract a suitable business combination.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our reasonable control.

Conflicts of interest may arise in connection with Mr. Weed’s role as legal counsel to the Company.

Weed & Co., LLP, a corporate and securities law firm and an affiliate of Rick O. Weed, our President, Secretary and Treasurer, is currently acting as our legal counsel. Because of the legal services necessary for the Company, the Company will be paying Weed & Co., LLP for such services pursuant to a formal engagement.

Our management devotes only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our management devotes no more than a few hours per week in total to the Company’s affairs. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The loss of Richard O. Weed, our sole executive officer, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Richard O. Weed, our sole executive officer. The loss of services from Mr. Weed will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies without previously prepared and/or audited financial statements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the company involved. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain within a certain time frame the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act remain applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management does not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”) since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If this were to occur, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. To date, we have obtained no formal determination from the SEC as to our status under the Investment Company Act and could, therefore, be determined at some later date to be an unregistered investment company, which could subject us to significantly heightened regulatory requirements that would likely, in the aggregate, have material adverse consequences on our business.

ITEM 1A. RISK FACTORS (Cont’d)

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

For 2009 and 2008, the Company did not have any rent commitments or expense. We maintain our principal office at the residence of our President, in which he provides about 100 square feet of office space without rent. This arrangement is expected to continue until such time as it becomes necessary for us to relocate, as to which no assurances can be given.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company's common stock is quoted on the “Over the Counter Bulletin Board” under the symbol “SFBL” effective October 6, 2008.  As of December 31, 2009, no public market in the Company's common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of its common stock.  As of December 31, 2009, there were approximately 41 record owners of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

PLAN OF OPERATION

Our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. It is not anticipated at present that it will experience any change in its current number of employees until such time as it may consummate a business combination.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

 Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

 Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of the audited financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, including Richard O. Weed, the Company’s Chief Executive Officer and Treasurer (“President/Treasurer”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2009.  Based upon that evaluation, the Company’s President /Treasurer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

The management of SF BLU VU, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2009, but not reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Below is the name and certain information regarding our sole executive officer and director.

Name	Age	Position
Richard O. Weed	47	Board Member, President, Treasurer and Corporate Secretary

Set forth below is a biographical description of the sole executive officer and director based on information supplied by each of them.

RICHARD O. WEED, born San Antonio, Texas, June 18, 1962; admitted to bar, 1987, Texas; 1993, California.  Education: University of Texas at Austin (B.B.A., 1984); St. Mary’s University School of Law (J.D., 1987): University of Southern California (M.B.A., 1992). Phi Delta Phi. Senior Associate Editor, St. Mary’s Law Journal, 1986-1987. Adjunct Professor of Law, Western State University College of Law, Irvine, California 1994-1996; Adjunct Professor of Business, DeVry Institute of Technology, Long Beach, California; 1997; Bankruptcy Litigation Attorney Gibson, Dunn & Crutcher, Irvine, California 1993; Business Litigation Attorney with Foster, Lewis, Langley, Gardner & Banack, Inc., San Antonio, Texas 1987-1991.  Member: State Bar of California; State Bar of Texas; American Bar Association; Orange County Bar Association and Association for Corporate Growth.  PRACTICE AREAS: Securities, Business Law, Mergers, Acquisitions and Divestitures, Corporate Law, and Litigation.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2009, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

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

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2009 and 2008 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2009 whose total compensation exceeded $100,000.

							Equity	Deferred	All
				Stock			Incentive	Compensa-	Other
Name &				Awards		Option	Plan	Tion	Compen-
Principal		Salary	Bonus	(2)		Awards	Compensation	Earnings	sation	Total
Position	Year	$	$	$		$	$	$	$	$
Richard Weed(3)	2009	$1,500	0	5,000	(4)	0	0	0	0	$6,500

George Marquez	2008	$9,000	0	0		0	0	0	0	$9,000

George Marquez(1)	2007	$0	0	$100,000	(2)	0	0	0	0	$100,000

(1)	Sole executive officer and director from inception to December 2009.
(2)	Represents the 2,000,000 shares of common stock Mr. Marquez received as services in forming the company.
(3)	Current sole executive officer and director.
(4)	Represents the 100,000 shares of common stock Mr. Weed received as compensation.

OUTSTANDING EQUITY AWARDS

No other named executive officer has received an equity award.

DIRECTOR COMPENSATION

Our Corporate Secretary receives $1,500 per month.

Employment and Other Agreements

Although we do not have a written agreement with our sole officer and director, we pay Mr. Weed $1,500 per month for his services as Corporate Secretary.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our sole officer and director, Mr. Weed is a partner with Weed & Co. LLP.  Weed & Co. LLP has a written fee agreement to perform legal services until November 30, 2010.  Under the fee agreement, Weed & Co. LLP receives a fixed fee of $5,000 per month.  Further, Mr. Weed received 100,000 shares of common stock and receives $1,500 per month for serving as Corporate Secretary.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2009, with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 4,933,529 shares of common stock outstanding as of the date of this prospectus.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Azure Seas Ltd. (2)*	2,000,000	40.54%
Richard O. Weed (3)*	100,000	2%

All officers and directors as a group (1 person)	100,000	2%

* Address is c/o SF BLU VU, Inc., 4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660

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

(2) In December 2009, former management and major stockholder, George Marquez sold 2,000,000 shares (approximately 40%) to Azure Seas Ltd.,

(3) In connection with his appointment as the sole officer and director, Mr. Weed received 100,000 shares of common stock.

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

In December 2009, former management and major stockholder, George Marquez sold 2,000,000 shares (approximately 40%) to Azure Seas Ltd., a company organized and operating in the Cook Islands, for $100,000.  In connection with that sale, Mr. Marquez agreed to appoint an individual designated by Azure Seas Ltd. to the board of directors.  Thereafter, Mr. Marquez resigned as an officer and director of the company.

Director Independence

Our directors are not “independent” directors within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 14.                        PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal year ended December 31, 2009 and 2008 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-K and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $20,500 and $29,000, respectively.

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

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal years 2008 and 2009 were pre-approved by our sole director.

(5)   Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with the Company, to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

ITEM 15. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of President and Treasurer *
32.1	Section 1350 Certification of President and Treasurer. *
———————
*filed herewith

(1) Incorporated by reference to the registration statement on Form S-1 as filed on September 16, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SF BLU VU, INC

April 27, 2010	By:	/s/ Richard O. Weed
Richard O. Weed
President, Secretary, Treasurer and Director

  SF BLU VU, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SF BLU VU, Inc.

We have audited the accompanying balance sheets of SF BLU VU, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and the period from October 9, 2007 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SF BLU VU, Inc. ( a development stage company ) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended December 31, 2009, and the period from October 9, 2007 (Inception) to December 31, 2009, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated limited revenue since inception on October 9, 2007 and has sustained net losses of $342,124 since inception through December 31, 2009. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, N.Y.
April 22, 2010

SF BLU VU, INC.
(a development stage company)
BALANCE SHEETS

ASSETS	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$-	$50
Total assets	$-	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$19,411	$20,000
Advance from shareholder	-	42,833
Total liabilities	19,411	62,833

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 4,933,529 issued and outstanding	493	493
Additional paid-in-capital	322,220	246,183
Deficit accumulated during the development stage	(342,124)	(309,459)
Total stockholders' deficit	(19,411)	(62,783)
Total liabilities and stockholders' deficit	$-	$50

The accompanying notes to the financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Cumulative
			Totals
			From Inception
	For the year ended December 31,		(October 9, 2007)Through December 31,
	2009	2008	2009

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

General and administrative expenses
Payroll	1,500	9,000	116,000
Professional fees	30,702	107,137	174,817
Office and administrative	10,463	14,699	46,185
Interest expense	-	11,000	11,000
Total operating expenses	42,665	141,836	348,002

Other Income
Gain on debt settlement	10,000	-	10,000
Total other income	10,000		10,000

Net loss from continuing operations before discontinued operations	(32,665)	(141,836)	(338,002)

Discontinued operations, net of tax
Income (loss) from operations	-	(5,575)	5,303
Loss on disposal of subsidiary	-	(9,425)	(9,425)
Total loss from discontinued operations	-	(15,000)	(4,122)

Net loss	$(32,665)	$(156,836)	$(342,124)

Loss per share:

Basic and diluted loss per share from
continuing operations	$(0.01)	$(0.03)

Basic and diluted loss per share from
discontinued operations	$-	$(0.00)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529

The accompanying notes to the financial statements are an integral part of these statements.

SF BLU VU, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 9, 2007 TO DECEMBER 31, 2009

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, October 7, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $0.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock @ $0.05
per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836)

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459)	(62,783)

Contributed capital	-	-	-	-	71,037	-	71,037

Issuance of Common Stock for
services @ $0.05 per share					5,000		5,000

Net loss	-	-	-	-	-	(32,665)	(32,665)

Balance, December 31, 2009	-	$-	4,933,529	$493	$322,220	$(342,124)	$(19,411)

The accompanying notes to the financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Totals
			From Inception
	For the year ended December 31,		(October 9, 2007)Through December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(32,665)	(141,836)	$(327,124)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	(15,000)	(15,000)
Common stock issued for services	5,000	-	126,176
			-
(Increase) decrease in assets and liabilities:
Accounts payable and accrued expenses	(589)	20,000	19,411
Net cash used in operating activities	(28,254)	(136,836)	(196,537)

Cash flows from financing activities:
Advance from shareholder	(42,833)	42,833	-
Capital contribution	71,037	-	71,037
Subscription receivable	-	30,000	-
Proceeds from sale of common stock	-	-	125,500

Net cash provided by financing activities	28,204	72,833	196,537

Net decrease in cash and cash equivalents	(50)	(64,003)	-
Cash and cash equivalents - beginning of period	50	64,053	-

Cash and cash equivalents - end of period	$-	$50	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$11,000	$11,000

The accompanying notes to the financial statements are an integral part of these statements.

SF BLU VU,  INC.
( a development stage company )
Notes to Financial Statements
December 31, 2009

NOTE 1 - NATURE OF BUSINESS

SF BLU VU, Inc. (“the Company”) was formed in October 2007 to acquire floral businesses and build up an attractive portfolio of store leases.  As of December 2009, the Company discontinued pursuing the aforementioned lines of business and chose instead to focus on identifying a privately-owned company with revenues, a solid business plan and the need for a public entity to raise capital with which to merge or effect a share exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements which present the results of operations of SF BLU VU, Inc. for the years ended December 31, 2009 and 2008, have been prepared using accounting  principles generally accepted in the United States of America.  The Company’s fiscal year end is December 31.

Development Stage

The Company’s primary purpose for the time being is to acquire an operating business. The Company spends most of its time in assessing acquisition targets.

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

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward under current applicable law for 20 years until utilized.

SF BLU VU, INC.
( a development stage company )
Notes to Financial Statements
December 31, 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d.)

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at February 28, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2009 consisted primarily of accrued professional fees.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

Related Party Transactions

At December 31, 2009, the Company owed $5,000 to a law firm for services rendered.  The law firm is related to the Company by means of common ownership and management.

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by our sole officer and director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

 Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

SF BLU VU, INC.
( a development stage company )
Notes to Financial Statements
December 31, 2009

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

NOTE 4-EQUITY TRANSACTIONS

SF BLU VU, Inc was incorporated on October 9, 2007. Upon incorporation the Company had authority to issue 10,000,000 shares of $.0001 par value preferred stock, and 100,000,000 shares of $.0001 par value common stock.  On October 9, 2007, the Company issued an aggregate of 2,000,000 shares of common stock, valued at $0.05 per share to an officer of the Company for professional services.  On October 9, 2007 the Company issued 423,529 shares of common stock, valued at $0.05 per share, and a common stock purchase warrant to purchase 15% of the fully diluted shares of common stock exercisable at $1.00 per share, as consideration for legal fees incurred  in connection with the preparation of the Company’s registration statement.  In October, 2007 the Company sold 2,510,000 shares in a share offering for a total of $125,500 cash.   The issuance of these shares was reflected in the Company’s financial statements as of December 31, 2007.  The shares issued to an Officer of the Company have been valued at $100,000, and were recorded as payroll expense. The shares issued in connection with legal services have been accounted for as legal and professional fees.

In December 2009, the President of the Company received 100,000 shares. These shares were transferred from another shareholder and are being recorded as stock based compensation.

Stock Warrant

In October 2007, in consideration for legal services rendered, the Company issued a twenty year warrant   in connection with legal services provided to the Company, whereby, if SF BLU VU, Inc. was to undergo a change of control, the warrant holder might acquire fifteen percent of the common shares of the Company for the aggregate consideration of one dollar.   As the Company did not undergo a change in control, no expense was recorded related to the issuance of this warrant. In June 2008 the warrant was cancelled.

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

In accordance with the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations and cash flows of Absolute Florist, Inc. for all periods presented have been reported as discontinued operations. Goodwill of $114,614 associated with the investment was written off. Company management is currently evaluating other opportunities in the florist sector.

SF BLU VU, INC.
( a development stage company )
Notes to Financial Statements
December 31, 2009

NOTE 5 – INVESTMENT IN ABSOLUTE FLOWERS, INC. (Cont’d)

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

The results of operations of Absolute Florist, Inc. at December 31, 2008 have been reclassified into discontinued operations.

NOTE 6- CHANGE IN CONTROL OF REGISTRANT

In December 2009, former management and major stockholder, George Marquez sold 2,000,000 shares (approximately 40%) to Azure Seas Ltd., a company organized and operating in the Cook Islands, for $100,000.  In connection with that sale, Mr. Marquez agreed to appoint an individual designated by Azure Seas Ltd. to the board of directors.  Thereafter, Mr. Marquez resigned as an officer and director of the company.

NOTE 7-   INCOME TAXES

We adopted the FASB interpretation on accounting for uncertainty in income taxes as of January 1, 2007.  This guidance clarifies the accounting for uncertain tax positions that may have been taken by an entity.  Specifically, it prescribes a more-likely-than-not recognition threshold to measure a tax position taken or expected to be taken in a tax return through a two-step process: (1) determining whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, after all appeals, based upon the technical merits of the position; and (2) measuring to determine the amount of benefit/expense to recognize in the financial statements, assuming taxing authorities have all relevant information concerning the issue. The tax position is measured at the largest amount of benefit/expense that is greater than 50 percent likely of being realized upon ultimate settlement.  This pronouncement also specifies how to present a liability for unrecognized tax benefits in a classified balance sheet, but does not change the classification requirements for deferred taxes.  Under this guidance, if a tax position previously failed the more-likely-than-not recognition threshold, it should be recognized in the first subsequent financial reporting period in which the threshold is met.  Similarly, a position that no longer meets this recognition threshold should no longer be recognized in the first financial reporting period in which the threshold is no longer met.

The FASB issued additional guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits.  Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position.

We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities.  Based upon this examination, we determined that the aggregate exposure did not have a material impact on our financial statements during the years ended December 31, 2009 and 2008 (Restated).  Therefore, we have not recorded an adjustment to our financial statements related to this interpretation.  We will continue to evaluate our tax positions, and recognize any future impact as a charge to income in the applicable period in accordance with the standard.  Our tax filings for tax years 2006 to 2009 remain open for examination by taxing authorities.  We do not anticipate any significant changes in our uncertain tax positions during the next twelve months.

SF BLU VU, INC.
( a development stage company )
Notes to Financial Statements
December 31, 2009

NOTE 7-   INCOME TAXES (Cont’d)

Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to selling, general and administrative expense for tax penalties and a charge to interest expense for interest assessments during the period that we take an uncertain tax position through resolution with the taxing authorities or the expiration of the applicable statute of limitations.  We did not record any significant amounts related to penalties and interest during the years ended December 31, 2009 and 2008.

The following is a reconciliation of income taxes computed using the statutory Federal rate (35%) to the income tax expense in the financial statements for December 31, 2009 and December 31, 2008:

	2009	2008
Income tax (benefit) computed at statutory rate	$(11,000)	$(56,000)
Permanent difference – stock based compensation	2,000	-
Increase in valuation allowance	9,000	56,000
Provision for income taxes	$-	$-

As of December 31, 2009, the Company has net operating losses for Federal income tax purposes totaling $201,000, expiring in 2029.

The following is a tax table of deferred tax assets at December 31, 2009 and December 31, 2008:

	2009	2008
Net operating loss	$76,000	$67,000
Valuation allowance	(76,000)	(67,000)
Net deferred tax asset	$-	$-

NOTE 8- SUBSEQUENT EVENTS

As of April 27, 2010 there are no subsequent events.