Form 10-Q
period 2010-03-31
SF Blu Vu, Inc.
filed 2010-05-17
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number: 333-149158

SF BLU VU, INC
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1212244 (I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1430, Newport Beach, CA 92660
(Address of principal executive offices)

949-475-9086
(Issuer’s telephone number)

Semper Flowers, Inc., 1040 First Avenue, Suite.  173, New York, New York 10021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of May 14, 2010 was 4,933,529.

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

SF BLU VU, INC.

(a development stage company)

Index

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited) and from Inception (October 9, 2007), to March 31, 2010 (Unaudited)	4

Statement of Changes in Stockholders Deficit for the Three Months Ended March 31, 2010(Unaudited) and from Inception (October 9, 2007), to March 31, 2010(Unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited) and from Inception (October 9, 2007), to March 31, 2010 (Unaudited)	6

Notes to Unaudited Financial Statements	7-10

Item 2 - Management’s Discussion and Analysis or Plan of Operation	11-12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T - Controls and Procedures	12

PART II - Other Information (Items 1-6)	13

SF BLU VU, INC.
(a development stage company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$29,500	$19,411
Advance from shareholder	14,000	-
Total current liabilities	43,500	19,411

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
4,933,529 issued and outstanding	493	493
Additional paid-in capital	322,220	322,220
Deficit accumulated during the development stage	(366,213)	(342,124)
Total stockholders' deficit	(43,500)	(19,411)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative Totals From Inception
	For the three	For the three	(October 9, 2007)
	months ended	months ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$-	$-	$-
Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expenses
Payroll	-	2,500	120,500
Legal and professional fees	4,500	4,526	194,406
Office and administrative	19,589	-	46,185
Interest expense	-	-	11,000
Total operating expenses	24,089	7,026	372,091

Loss from continuing operations	(24,089)	(7,026)	(372,091)

Other Income
Gain on debt settlement	-	-	10,000
Total other income	-	-	10,000

Net loss from continuing operations	(24,098)	(7,026)	(362,091)

Discontinued operations, net of tax:
Income (loss) from operations	-	-	5,303
Loss on disposal of subsidiary	-	-	(9,425
Total loss from discontinued operations		4,602	(4,122)

Net loss	$(24,089)	$(7,026)	$(366,213)

Loss per share:
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 9, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

					Additional	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, October 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock
@ $.05 per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459)	(62,783

Contributed Capital	-	-	-	-	71,037	-	71,037

Issuance of Common stock for services @ $.05 per share	-	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	-	(32,665)	(32,665
Balance, December 31, 2009	-	-	4,933,529	493	322,220	(342,124)	(19,411)

Net loss	-	-	-	-	-	(24,089)	(24,089)
Balance March 31, 2010	-	$-	4,933,529	$493	$322,220	$(366,213)	$(43,500)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(October 29, 2007)
	For the three months ended		Through
	March 31, 2010	March 31, 2009	March 31, 2010

Cash flows from operating activities:
Net loss	$(24,089)	$(7,026)	$(351,213)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	-	(15,000)

Common stock issued for services	-	-	126,176

Increase in assets and liabilities:
Accounts payable and accrued expenses	10,089	3,202	29,500

Net cash used in operating activities	(14,000)	(3,824)	(210,537)

Cash flows from financing activities:
Advance from shareholder	14,000	-	14,000
Capital Contribution	-	-	71,037
Proceeds from sale of capital stock	-	-	125,500
Net cash provided by financing activities	14,000	-	210,537

Net increase in cash and cash equivalents	-	1,177	-
Cash and cash equivalents - beginning of period	-	50	-

Cash and cash equivalents - end of period	$-	$1,227	$-

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$3,000	$11,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
March 31, 2010

NOTE 1 - NATURE OF BUSINESS

SF BLU VU, Inc. (“the Company”) was formed in October 2007 to acquire floral businesses and build up an attractive portfolio of store leases.  As of March 31, 2010, the Company discontinued pursuing the aforementioned lines of business and chose instead to focus on identifying a privately-owned company with revenues, a solid business plan and the need for a public entity to raise capital with which to merge or effect a share exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements of SF BLU VU, Inc. (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary(consisting of only necessary accruals) for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods. You should read these interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
March 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at March 31, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2010 consisted primarily of accrued professional fees.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued amendments to Fair Value Measurements and Disclosures under ASC Topic 820. Effective for our 2010 financial statements, this guidance provides for disclosures of significant transfers in and out of Levels 1 and 2. In addition, the guidance clarifies existing disclosure requirements regarding inputs and valuation techniques as well as the appropriate level of disaggregation for fair value measurements and disclosures. Effective for our 2011 financial statements, this guidance provides for disclosures of activity on a gross basis within Level 3 reconciliation.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
March 31, 2010

 NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has no significant operations and has incurred losses since inception, and has no working capital which raises substantial doubt about its ability to continue as a going concern.  Company management may have to raise additional debt or equity financing to fund future operations and to provide  working capital.  However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs.  The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 5 - EQUITY TRANSACTIONS

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

There were no significant equity transactions for the three months ended March 31, 2010.

NOTE 6 – ADVANCES FROM SHAREHOLDER

During the three months ended March 31, 2010 a shareholder of the Company advanced $14,000 to us, to support our operations. The advance is non-interest bearing and is payable upon demand.

 SF BLU VU, INC.
Notes to (unaudited) Financial Statements
March 31, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

During the first quarter of 2010, a shareholder of the Company advanced $14,000 to us for operations (Note 6)

During the first quarter of 2010 we incurred $15,000 in legal fees payable to a related party Weed & Co., LLP. These amounts have been included in accounts payable as of March 31, 2010.

NOTE 8 – SUBSEQUENT EVENTS

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the  unaudited financial statements or disclosure in the notes to the  unaudited financial statements.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our  results of operations for the three months ended March 31, 2010; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Richard O. Weed the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNALCONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2010. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SF BLU VU, Inc.

May 17, 2010	By:	/s/ Richard O. Weed
Richard O. Weed
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director