Form 10-Q
period 2010-06-30
SF Blu Vu, Inc.
filed 2010-08-11
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[X ] No [  ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of July 30, 2010 was 4,933,529.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ ] Yes  [ ] No.

SF BLU VU, INC.
(a development stage company)
Index

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited) and from Inception (October 9, 2007), to June 30, 2010 (Unaudited)	4

Statement of Changes in Stockholders Deficit for the Six Months Ended June 30, 2010(Unaudited) and from Inception (October 9, 2007), to June 30, 2010(Unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited) and from Inception (October 9, 2007) to June 30, 2010 (Unaudited)	6

Notes to Unaudited Financial Statements	7-10

Item 2 - Management’s Discussion and Analysis or Plan of Operation	11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T - Controls and Procedures	13

PART II - Other Information (Items 1-6)	14

SF BLU VU, INC.
(a development stage company)
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$53,390	$19,411
Advance from shareholder	22,468	-
Total current liabilities	75,858	19,411

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized,
4,933,529 issued and outstanding	493	493
Additional paid-in capital	322,220	322,220
Deficit accumulated during the development stage	(398,571)	(342,124)
Total stockholders' deficit	(75,858)	(19,411)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SEMPER FLOWERS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Totals
					From Inception
					(October 9, 2007)
	For the three months ended		For the six months ended		Through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-
Costs of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses
Payroll	4,500	-	9,000	-	125,000
Legal and professional fees	27,858	2,500	47,447	5,000	222,264
Office and administrative	-	885	-	5,411	46,185
Interest expense	-	-	-	-	11,000
Total operating expenses	32,358	3,385	56,447	10,411	404,449
Loss from continuing operations	(32,358)	(3,385)	(56,447)	(10,411)	(404,449)

Discontinued operations, net of tax:
Income from operations	-	-	-	-	5,303
Loss on disposal of subsidiary	-	-	-	-	(9,425)
Loss from discontinued operations	-	-	-	-	(4,122)

Net Loss	$(32,358)	$(3,385)	$(56,447)	$(10,411)	$(398,571)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529	4,933,529	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 9, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, October 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for services @ $.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock @ $.05 per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623	(152,623

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623	94,053

Net loss	-	-	-	-	-	(156,836	(156,836

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459	(62,783

Contributed Capital	-	-	-	-	71,037	-	71,037

Issuance of Common stock for services @ $.05 per share	-	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	-	(32,665	(32,665
Balance, December 31, 2009	-	-	4,933,529	493	322,220	(342,124)	(19,411)

Net loss	-	-	-	-	-	(56,447)	(56,447)
Balance June 30, 2010	-	-	4,933,529	$493	$322,220	$(398,571)	(75,858)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(October 29, 2007)
	For the six months ended		Through
	June 30, 2010	June 30, 2009	June 30, 2010

Cash flows from operating activities:
Net loss	$(56,447)	$(10,411)	$(351,213)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	-	(15,000)

Common stock issued for services	-	-	126,176

Increase in assets and liabilities:
Accounts payable and accrued expenses	33,979	4,087	29,500

Net cash used in operating activities	(22,468)	(6,324)	(210,537)

Cash flows from financing activities:
Advances from shareholder	22,468	6,326	14,000
Capital Contribution	-	-	71,037
Proceeds from sale of capital stock	-	-	125,500
Net cash provided by financing activities	22,468	6,326	210,537

Net increase in cash and cash equivalents	-	1,177	-
Cash and cash equivalents - beginning of period	-	50	-

Cash and cash equivalents - end of period	$-	$1,227	$-

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$3,000	$11,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
June 30, 2010

NOTE 1 - NATURE OF BUSINESS

SF BLU VU, Inc. (“the Company”) was formed in October 2007 to acquire floral businesses and build up an attractive portfolio of store leases.  As of December, 2009, the Company discontinued pursuing the aforementioned lines of business and chose instead to focus on identifying a privately-owned company with revenues, a solid business plan and the need for a public entity to raise capital with which to merge or effect a share exchange.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements of SF BU VU, Inc. (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary(consisting of only necessary accruals) for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods. You should read these interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
June 30, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at June 30, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2010 consisted primarily of accrued professional fees.

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

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

▪	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
▪	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
▪	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
June 30, 2010

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

There were no significant equity transactions for the six months ended June 30, 2010.

NOTE 6 – ADVANCES FROM SHAREHOLDER

During the six months ended June 30, 2010 a shareholder of the Company advanced $22,468 to us, to support our operations. The advance is non-interest bearing and is payable upon demand.

 SF BLU VU, INC.
Notes to (unaudited) Financial Statements
June 30, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company advanced $22,468 to the Company for operations (Note 6).

The Company incurred $30,000 in legal fees payable to a related party Weed & Co., LLP. These amounts have been included in accounts payable as of June 30, 2010.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our  results of operations for the six months ended June 30, 2010; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Richard O. Weed the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2010. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNALCONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2010. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SF BLU VU, Inc.

August 10, 2010	By:	/s/ Richard O. Weed
Richard O. Weed
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director