Form 10-Q
period 2010-09-30
SF Blu Vu, Inc.
filed 2010-11-22
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of November 15, 2010 was 4,933,529.

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

SF BLU VU, INC.

(a development stage company)

Index

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited) and from Inception (October 9, 2007), to September 30, 2010 (Unaudited)	4

Statement of Changes in Stockholders Deficit for the Nine Months Ended September 30, 2010(Unaudited) and from Inception (October 9, 2007), to September 30, 2010(Unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited) and from Inception (October 9, 2007) to September 30, 2010 (Unaudited)	6

Notes to Unaudited Financial Statements	7-10

Item 2 - Management’s Discussion and Analysis or Plan of Operation	11-12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T - Controls and Procedures	12

PART II - Other Information (Items 1-6)	13

SF BLU VU, INC.
(a development stage company)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$74,356	$19,411
Advances from shareholder	26,227	-
Total current liabilities	100,583	19,411

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized;
4,933,529 issued and outstanding	493	493
Additional paid-in capital	322,220	322,220
Deficit accumulated during the development stage	(423,296)	(342,124)
Total stockholders' deficit	(100,583)	(19,411)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Totals
					From Inception
					(October 9, 2007)
	For the three months ended		For the nine months ended		Through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-
Costs of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses
Payroll	4,500	-	13,500	-	129,500
Legal and professional fees	20,225	3,000	67,672	8,000	242,489
Office and administrative	-	-	-	5,411	46,185
Interest expense	-	-	-	-	11,000
Total operating expenses	24,725	3,000	81,172	13,411	429,174
Loss from continuing operations	(24,725)	(3,000)	(81,172)	(13,411)	(429,174)

Other Income
Gain on debt settlement	-	-	-	-	10,000
Total other income	-	-	-	-	10,000

Net loss from continuing operations before discontinued operations	(24,725)	(3,000)	(81,172)	(13,411)	(419,174)

Discontinued operations, net of tax:
Income from operations	-	-	-	-	5,303
Loss on disposal of subsidiary	-	-	-	-	(9,425)
Loss from discontinued operations	-	-	-	-	(4,122)

Net Loss	$(24,725)	$(3,000)	$(81,172)	$(13,411)	$(423,296)

Loss per share:
Basic and diluted earnings loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529	4,933,529	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 9, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, October 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for services @ $.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock @ $.05 per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623	(152,623)
Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623	94,053

Net loss	-	-	-	-	-	(156,836	(156,836)
Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459	(62,783)

Contributed Capital	-	-	-	-	71,037	-	71,037

Issuance of Common stock for services @ $.05 per share	-	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	-	(32,665	(32,665)
Balance, December 31, 2009	-	-	4,933,529	493	322,220	(342,124)	(19,411)

Net loss	-	-	-	-	-	(81,172)	(81,172)
Balance September 30, 2010	-	-	4,933,529	$493	$322,220	$(423,296)	$(100,583)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(October 29, 2007)
	For the nine months ended		Through
	September 30, 2010	September 30, 2009	September 30, 2010

Cash flows from operating activities:
Net loss	$(81,172)	$(13,411)	$(408,296)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	-	(15,000)

Common stock issued for services	-	-	126,176

Increase in assets and liabilities:
Accounts payable and accrued expenses	54,945	7,087	74,356

Net cash used in operating activities	(26,227)	(6,324)	(222,764)

Cash flows from financing activities:
Advance from shareholder	26,227	6,326	26,227
Capital Contribution	-	-	71,037
Proceeds from sale of capital stock	-	-	125,500
Net cash provided by financing activities	26,227	6,326	222,764

Net increase in cash and cash equivalents	-	2	-
Cash and cash equivalents - beginning of period	-	50	-

Cash and cash equivalents - end of period	$-	$52	$-

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$11,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
September 30, 2010

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements of SF BLU VU, Inc. (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary (consisting of only necessary accruals) for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods. You should read these interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
September 30, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at September 30, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2010 consisted primarily of accrued professional fees.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. No pronouncements materially affecting our financial statements have been issued since the filing of our Form 10-K for the year ended December 31, 2009.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
September 30, 2010

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

There were no significant equity transactions for the nine months ended September 30, 2010.

NOTE 6 – ADVANCES FROM SHAREHOLDER

During the nine months ended September 30, 2010 a shareholder of the Company advanced $26,227 to us, to support our operations. The advance is non-interest bearing and is payable upon demand.

 SF BLU VU, INC.
Notes to (unaudited) Financial Statements
September 30, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company advanced $26,227 to the Company for operations (Note 6).

The Company incurred $45,000 in legal fees payable to a related party Weed & Co., LLP. These amounts have been included in accounts payable as of September 30, 2010.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the nine months ended September 30, 2010; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Richard O. Weed the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2010. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended September 30, 2010. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SF BLU VU, Inc.

November 22, 2010	By:	/s/ Richard O. Weed
Richard O. Weed
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director