Form 10-K
period 2010-12-31
SF Blu Vu, Inc.
filed 2011-07-14
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2010.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $888,035 as of June 30, 2010

As of July 11, 2011  the registrant had 19,933,529 shares of common stock outstanding

SF BLU VU CORP.

\

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

On May 15, 2009, Semper Flowers, Inc. filed a Certificate of Amendment with the Secretary of State of Nevada to amend Article 1 of its Articles of Incorporation in order to change its name to “SF Blu Vu, Inc.”  The name change and symbol change became effective with FINRA on August 17, 2009.

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

Our financial statements for the period ended December 31, 2010, which are included in Item 8 of this annual report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net losses and cash used in operations. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

Our business will have no revenues unless we merge with or acquire an operating business.

Since October 9, 2007 (inception), and as of December 31, 2010, we had incurred a net loss of $463,482. Because we do not anticipate having any revenues until such time as we consummate a business combination with an operating company that has or eventually develops revenues, we are likely to incur a net operating loss that will increase continuously until we are able to consummate such a transaction. There can be no assurance, however, that we will be able to consummate a merger or identify a suitable enterprise and consummate a business combination, either eventually or at all.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

For 2010 and 2009, the Company did not have any rent commitments or expense. We maintain our principal office at the residence of our President, in which he provides about 100 square feet of office space  there is no expense associated with this. This arrangement is expected to continue until such time as it becomes necessary for us to relocate.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company's common stock is quoted on the “Over the Counter Bulletin Board” under the symbol “SFBL” effective October 6, 2008.  As of December 31, 2010, no public market in the Company's common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of its common stock.  As of December 31, 2010, there were approximately 41 record owners of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTSManagement’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

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

 Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date.  The Company does not expect the adoption of any of these standards to have a material impact once adopted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, including Richard O. Weed, the Company’s Chief Executive Officer and Treasurer (“President/Treasurer”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2010.  Based upon that evaluation, the Company’s President /Treasurer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2010, but not reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Below is the name and certain information regarding our sole executive officer and director.

Name	Age	Position
Richard O. Weed	48	Board Member, President, Treasurer and Corporate Secretary

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2010, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

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

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2010 and 2009 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2010.

						Equity	Deferred	All
				Stock		Incentive	Compensa-	Other
Name &				Awards	Option	Plan	Tion	Compen-
Principal		Salary	Bonus	(2)	Awards	Compensation	Earnings	sation	Total
Position	Year	$	$	$	$	$	$	$	$
Richard Weed(1)	2010	$18,000	0	0	0	0	0	0	$18,000
Richard Weed(1)	2009	$1,500	0	5,000 (2)	0	0	0	0	$6,500

(1)	Sole executive officer and director.
(2)	Represents the 100,000 shares of common stock Mr. Weed received as compensation.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our sole officer and director, Mr. Weed is a partner with Weed & Co. LLP.  Weed & Co. LLP has a written fee agreement to perform legal services until November 30, 2010.  Under the fee agreement, Weed & Co. LLP receives a fixed fee of $5,000 per month.  In September 2010 the written fee agreement was extended and the monthly fixed fee increased to $10,000 per month. Further, Mr. Weed receives $1,500 per month for serving as Corporate Secretary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2010, with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 4,933,529 shares of common stock outstanding as of the date of this prospectus.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal year ended December 31, 2010 and 2009 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-K and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $12,000 and $20,500, respectively.

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

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal years 2010 and 2009 were pre-approved by our sole director.

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

SF BLU VU, INC

July 13, 2011	By:	/s/ Richard O. Weed
Richard O. Weed
President, Secretary, Treasurer and Director

  SF BLU VU, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SF BLU VU, Inc.

We have audited the accompanying balance sheets of SF BLU VU, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009, and the period from October 9, 2007 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SF BLU VU, Inc. ( a development stage company ) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010, and the period from October 9, 2007 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated any revenue since inception on October 9, 2007 and has sustained net losses of $463,482 since inception through December 31, 2010. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Sherb& Co., LLP
Sherb& Co., LLP
Certified Public Accountants
New York, N.Y.
July 13, 2011

SF BLU VU, INC.
(a development stage company)
BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$114,542	$19,411
Advance from shareholder	26,227	-
Total liabilities	140,769	19,411

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 4,933,529 issued and outstanding	493	493
Additional paid-in-capital	322,220	322,220
Deficit accumulated during the development stage	(463,482)	(342,124)
Total stockholders' deficit	(140,769)	(19,411)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Cumulative
			Totals
			From Inception
	For the year ended December 31,		(October 9, 2007)
			Through
	2010	2009	December 31, 2010

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

General and administrative expenses
Payroll	18,000	1,500	134,000
Professional fees	103,358	30,702	278,175
Office and administrative	-	10,463	46,185
Interest expense	-	-	11,000
Total operating expenses	121,358	42,665	469,360

Other Income
Gain on debt settlement	-	10,000	10,000
Total other income	-	10,000	10,000

Net loss from continuing operations before discontinued operations	(121,358)	(32,665)	(459,360)

Discontinued operations, net of tax
Income (loss) from operations	-		5,303
Loss on disposal of subsidiary	-		(9,425)
Total loss from discontinued operations	-	-	(4,122)

Net loss	$(121,358)	$(32,665)	$(463,482)

Loss per share:

Basic and diluted loss per share from
continuing operations	$(0.02)	$(0.01)

Basic and diluted loss per share from
discontinued operations	$-	$-

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529

The accompanying notes to the financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 9, 2007) TO DECEMBER 31, 2010

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, October 7, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $0.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock @ $0.05
per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836)

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459)	(62,783)

Contributed capital	-	-	-	-	71,037	-	71,037

Issuance of Common Stock for
services @ $0.05 per share					5,000		5,000

Net loss	-	-	-	-	-	(32,665)	(32,665)

Balance, December 31, 2009	-	-	4,933,529	493	322,220	(342,124)	(19,411)

Net loss	-	-	-	-	-	(121,358)	(121,358)

Balance, December 31, 2010	-	$-	4,933,529	$493	$322,220	$(463,482)	$(140,769)

The accompanying notes to the financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Totals
			From Inception
			(October 9, 2007)
	For the year ended December 31,		Through
			December 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(121,358)	$(32,665)	$(448,482)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	-	(15,000)
Common stock issued for services	-	5,000	126,176
			-
(Increase) decrease in assets and liabilities:
Accounts payable and accrued expenses	95,131	(589)	114,542
Net cash used in operating activities	(26,227)	(28,254)	(222,764)

Cash flows from financing activities:
Advance from shareholder	26,227	(42,833)	26,227
Capital contribution	-	71,037	71,037
Proceeds from sale of common stock	-	-	125,500

Net cash provided by financing activities	26,227	28,204	222,764

Net decrease in cash and cash equivalents	-	(50)	-
Cash and cash equivalents - beginning of period	-	50	-

Cash and cash equivalents - end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$11,000

The accompanying notes to the financial statements are an integral part of these statements.

SF BLU VU,  INC.
(a development stage company )
Notes to Financial Statements
December 31, 2010

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements which present the results of operations of SF BLU VU, Inc. for the years ended December 31, 2010 and 2009, have been prepared using accounting   principles generally accepted in the United States of America.  The Company’s fiscal year end is December 31.

Development Stage

In accordance with Financial Accounting Standards Board  (“FASB”) ASC 915 Development Stage Entities, the Company considers itself to be in the development stage. The Company’s primary purpose for the time being is to acquire an operating business. The Company spends most of its time in assessing acquisition targets.

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

SF BLU VU, INC.
(a development stage company )
Notes to Financial Statements
December 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at December 31, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2010 and 2009 consisted primarily of accrued professional fees.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable approximate fair value based on the short-term maturity of these instruments.

Related Party Transactions and Shareholder Advances

A shareholder of the Company advanced to the Company a total of $26,227 to help pay for its operations. The amount owed is non-interest bearing and is unsecured.

Our sole officer and director, Mr. Weed is a partner with Weed & Co. LLP.  Weed & Co. LLP had a written fee agreement to perform legal services until November 30, 2010.  Under the fee agreement, Weed & Co. LLP received a fixed fee of $5,000 per month.  In September 2010 the written fee agreement was extended and the monthly fixed fee increased to $10,000 per month. At December 31, 2010, the Company owed $80,000 to Weed & Co., LLP for services rendered.

Recent Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date.  The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3- GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has recently commenced operations and has incurred losses since inception, and has limited working capital that raises substantial doubt about its ability to continue as a going concern.  Company management may have to raise additional debt or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

SF BLU VU, INC.
( a development stage company )
Notes to Financial Statements
December 31, 2010

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

NOTE 5- CHANGE IN CONTROL OF REGISTRANT

In December 2009, former management and major stockholder, George Marquez sold 2,000,000 shares (approximately 40%) to Azure Seas Ltd., a company organized and operating in the Cook Islands, for $100,000.  In connection with that sale, Mr. Marquez agreed to appoint an individual designated by Azure Seas Ltd. to the board of directors.  Thereafter, Mr. Marquez resigned as an officer and director of the company

NOTE 6-   INCOME TAXES

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

SF BLU VU, INC.
( a development stage company )
Notes to Financial Statements
December 31, 2010

We performed an examination of our tax positions and calculated the cumulative amount of our estimated exposure by evaluating each issue to determine whether the impact exceeded the 50 percent threshold of being realized upon ultimate settlement with the taxing authorities.  Based upon this examination, we determined that the aggregate exposure did not have a material impact on our financial statements during the years ended December 31, 2010 and 2009.  Therefore, we have not recorded an adjustment to our financial statements related to this interpretation.  We will continue to evaluate our tax positions, and recognize any future impact as a charge to income in the applicable period in accordance with the standard.  Our tax filings for tax years 2007 to 2010 remain open for examination by taxing authorities.  We do not anticipate any significant changes in our uncertain tax positions during the next twelve months.

Our accounting policy related to income tax penalties and interest assessments is to accrue for these costs and record a charge to selling, general and administrative expense for tax penalties and a charge to interest expense for interest assessments during the period that we take an uncertain tax position through resolution with the taxing authorities or the expiration of the applicable statute of limitations.  We did not record any significant amounts related to penalties and interest during the years ended December 31, 2010 and 2009.

The following is a reconciliation of income taxes computed using the statutory Federal rate (35%) to the income tax expense in the financial statements for December 31, 2010 and December 31, 2009:

	2010	2009
Income tax (benefit) computed at statutory rate	$(42,000)	$(11,000)
Permanent difference – stock based compensation	-	2,000
Increase in valuation allowance	42,000	9,000
Provision for income taxes	$-	$-

As of December 31, 2010, the Company has net operating losses for Federal income tax purposes totaling $322,000, expiring in 2030.

The following is a tax table of deferred tax assets at December 31, 2010 and December 31, 2009:

	2010	2009
Net operating loss	$118,000	$76,000
Valuation allowance	(118,000)	(76,000)
Net deferred tax asset	$-	$-

NOTE 7- SUBSEQUENT EVENTS

In May 2011, the Company sold 15,000,000 shares of common stock at par value of $0.001 for total proceeds of $15,000.