Form 10-Q
period 2011-03-31
SF Blu Vu, Inc.
filed 2011-07-14
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[x] No[ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of July 11, 2011 was 19,933,529.

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

SF BLU VU, INC.

(a development stage company)

Index

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	4

Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited) and from Inception (October 9, 2007), to March 31, 2011 (Unaudited)	5

Statement of Changes in Stockholders Deficit for the Three Months Ended March 31, 2011(Unaudited) and from Inception (October 9, 2007), to March 31, 2011 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited) and from Inception (October 9, 2007) to March 31, 2011 (Unaudited)	7

Notes to Unaudited Financial Statements	8-10

Item 2 - Management’s Discussion and Analysis or Plan of Operation	11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T - Controls and Procedures	12

PART II - Other Information	13

SF BLU VU, INC.
(a development stage company)
BALANCE SHEETS

ASSETS	March 31, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$-	$ -
Total assets	$-	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$153,999	$ 114,542
Advance from shareholder	26,227	26,227
Total liabilities	180,226	140,769

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 4,933,529 issued and outstanding	493	493
Additional paid-in-capital	322,220	322,220
Deficit accumulated during the development stage	(502,939)	(463,482)
Total stockholders' deficit	(180,226)	(140,769)
Total liabilities and stockholders' deficit	$-	$ -

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Totals
			From Inception
	For the three months ended		(October 9, 2007)
	March 31,		Through March
	2011	2010	31, 2011

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

General and administrative expenses
Payroll	4,500	4,500	138,500
Professional fees	34,957	19,589	313,132
Office and administrative	-	-	46,185
Interest expense	-	-	11,000
Total operating expenses	39,457	24,089	508,817

Other Income
Gain on debt settlement	-	-	10,000
Total other income	-	-	10,000

Net loss from continuing operations before discontinued operations	(39,457)	(24,089)	(498,817)

Discontinued operations, net of tax
Income (loss) from operations	-		5,303
Loss on disposal of subsidiary	-		(9,425)
Total loss from discontinued operations	-	-	(4,122)

Net loss	$(39,457)	$(24,089)	$(502,939)

Loss per share:

Basic and diluted loss per share from
continuing operations	$(0.01)	$(0.00)

Basic and diluted loss per share from
discontinued operations	$-	$-

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average shares
outstanding - basic and diluted	4,933,529	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 9, 2007) TO MARCH 31, 2011

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, October 7, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $0.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock @ $0.05
per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836)

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459)	(62,783)

Contributed capital	-	-	-	-	71,037	-	71,037

Issuance of Common Stock for
services @ $0.05 per share					5,000		5,000

Net loss	-	-	-	-	-	(32,665)	(32,665)

Balance, December 31, 2009	-	-	4,933,529	493	322,220	(342,124)	(19,411)

Net loss	-	-	-	-	-	(121,358)	(121,358)

Balance, December 31, 2010	-	-	4,933,529	493	322,220	(463,482)	(140,769)

Net loss	-	-	-	-	-	(39,457)	(39,457)

Balance, March 31, 2011 (unaudited)	-	$-	4,933,529	$493	$322,220	$(502,939)	$(180,226)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Totals
			From Inception
			(October 9, 2007)
			Through
	For the three months ended March 31,		March 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(39,457)	(24,089)	$(487,939)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	-	(15,000)
Common stock issued for services	-	-	126,176
			-
(Increase) decrease in assets and liabilities:
Accounts payable and accrued expenses	39,457	10,089	153,999
Net cash used in operating activities	-	(14,000)	(222,764)

Cash flows from financing activities:
Advance from shareholder	-	14,000	26,227
Capital contribution	-	-	71,037
Subscription receivable	-	-	-
Proceeds from sale of common stock	-	-	125,500

Net cash provided by financing activities	-	14,000	222,764

Net decrease in cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$11,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
March 31, 2011

NOTE 1 - NATURE OF BUSINESS

SF BLU VU, Inc. (“the Company”) was formed in October 2007 to acquire floral businesses and build up an attractive portfolio of store leases.  In December, 2009, the Company discontinued pursuing the aforementioned lines of business and chose instead to focus on identifying a privately-owned company with revenues, a solid business plan and the need for a public entity to raise capital with which to merge or effect a share exchange.

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

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at March 31, 2011 and 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2011  and 2010 consisted primarily of accrued professional fees.

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

 NOTE 3 - GOING CONCERN

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

NOTE 4 - EQUITY TRANSACTIONS

There were no significant equity transactions for the three months ended March 31, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS AND SHAREHOLDER ADVANCES

A shareholder of the Company advanced $26,227 to the Company for operations .

The Company incurred $110,000 in legal fees payable to a related party Weed & Co., LLP. These amounts have been included in accounts payable as of March 31, 2011.

NOTE 6 – SUBSEQUENT EVENTS

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the three months ended March 31, 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Richard O. Weed the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2011. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNALCONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2011. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SF BLU VU, Inc.

July 13, 2011	By:	/s/ Richard O. Weed
Richard O. Weed
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director