Form 10-Q
period 2011-06-30
SF Blu Vu, Inc.
filed 2011-08-04
CIK 1421289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of July 20, 2011 was 19,933,529.

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

SF BLU VU, INC.

(a development stage company)

Index

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited) and from Inception (October 9, 2007), to June 30, 2011 (Unaudited)	4

Statement of Changes in Stockholders Deficit for the Six Months Ended June 30, 2011(Unaudited) and from Inception (October 9, 2007), to June 30, 2011 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited) and from Inception (October 9, 2007) to June 30, 2011 (Unaudited)	6

Notes to Unaudited Financial Statements	7-8

Item 2 - Management’s Discussion and Analysis or Plan of Operation	9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T - Controls and Procedures	10

PART II - Other Information	11

SF BLU VU, INC.
(a development stage company)
BALANCE SHEETS

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$10,088	$-
Total assets	$10,088	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$177,901	$114,542
Advance from shareholder	35,340	26,227
Total liabilities	213,241	140,769

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 19,933,529 and 4,933,529 issued and	1,993	493
outstanding at June 30, 2011 and December 31,
2010 respectively
Additional paid-in-capital	335,720	322,220
Deficit accumulated during the development stage	(540,866)	(463,482)
Total stockholders' deficit	(203,153)	(140,769)
Total liabilities and stockholders' deficit	$10,088	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Totals
					From Inception
	For the three months ended June 30,		For the six months ended June 30,		(October 9, 2007)
					Through June
	2011	2010	2011	2010	30, 2011

Revenue	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-

General and administrative expenses
Payroll	4,500	4,500	9,000	9,000	143,000
Professional fees	33,152	27,858	68,109	47,447	346,284
Office and administrative	275	-	275	-	46,460
Interest expense	-	-	-	-	11,000
Total operating expenses	37,927	32,358	77,384	56,447	546,744

Other Income
Gain on debt settlement	-	-	-	-	10,000
Total other income	-	-	-	-	10,000

Net loss from continuing operations before discontinued operations	(37,927)	(32,358)	(77,384)	(56,447)	(536,744)

Discontinued operations, net of tax
Income (loss) from operations	-		-		5,303
Loss on disposal of subsidiary	-		-		(9,425)
Total loss from discontinued operations	-	-	-	-	(4,122)

Net loss	$(37,927)	$(32,358)	$(77,384)	$(56,447)	$(540,866)

Loss per share:

Basic and diluted loss per share from
continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted loss per share from
discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares
outstanding - basic and diluted	13,340,122	4,933,529	9,109,718	4,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 9, 2007) TO June 30, 2011

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, October 7, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	2,000,000	200	99,800	-	100,000

Issuance of Common Stock for
services @ $0.05 per share	-	-	423,529	42	21,134	-	21,176

Sale of Common Stock @ $0.05
per share	-	-	2,510,000	251	125,249	-	125,500

Net loss	-	-	-	-	-	(152,623)	(152,623)

Balance, December 31, 2007	-	-	4,933,529	493	246,183	(152,623)	94,053

Net loss	-	-	-	-	-	(156,836)	(156,836)

Balance, December 31, 2008	-	-	4,933,529	493	246,183	(309,459)	(62,783)

Contributed capital	-	-	-	-	71,037	-	71,037

Issuance of Common Stock for
services @ $0.05 per share					5,000		5,000

Net loss	-	-	-	-	-	(32,665)	(32,665)

Balance, December 31, 2009	-	-	4,933,529	493	322,220	(342,124)	(19,411)

Net loss	-	-	-	-	-	(121,358)	(121,358)

Balance, December 31, 2010	-	-	4,933,529	493	322,220	(463,482)	(140,769)

Issuance of Common Stock @ $0.001	-	-	15,000,000	1,500	13,500	-	15,000

Net loss	-	-	-	-	-	(77,384)	(77,384)

Balance, June 30, 2011 (unaudited)	-	$-	19,933,529	$1,993	$335,720	$(540,866)	$(203,153)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Totals
			From Inception
			(October 9, 2007)
	For the six months ended June 30,		Through
			June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(77,384)	(56,447)	$(536,744)

Adjustments to reconcile net loss to net
cash used in operating activities:

Discontinued operations	-	-	(4,122)
Common stock issued for services	-	-	126,176
			-
(Increase) decrease in assets and liabilities:
Accounts payable and accrued expenses	63,359	33,979	177,901
Net cash used in operating activities	(14,025)	(22,468)	(236,789)

Cash flows from financing activities:
Advance from shareholder	9,113	22,468	35,340

Proceeds from sale of common stock	15,000	-	140,500

Net cash provided by financing activities	24,113	22,468	246,877

Net increase in cash and cash equivalents	10,088	-	10,088
Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$10,088	$-	$10,088

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$11,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
June 30, 2011

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

SF BLU VU, INC.
Notes to (unaudited) Financial Statements
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at June 30, 2011 and December 31, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2011 and December 31, 2010 consisted primarily of accrued professional fees.

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

NOTE 4 - EQUITY TRANSACTIONS

In May 2011, the Company sold 15,000,000 shares of common stock at par value of $0.0001 for total proceeds of $15,000.

NOTE 5 – RELATED PARTY TRANSACTIONS AND SHAREHOLDER ADVANCES

A shareholder of the Company has advanced $35,340 to the Company for operations.

The Company incurred $140,000 in legal fees payable to a related party Weed & Co., LLP. These amounts have been included in accounts payable as of June 30, 2011.

1,500,000 shares of the company’s commons stock that were sold during May 2011 were sold to the Company’s CEO/CFO for total proceeds of $1,500.

NOTE 6 – SUBSEQUENT EVENTS

There were no significant subsequent events subsequent to June 30, 2011.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the six months ended June 30, 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Richard O. Weed the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2011. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2011. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
———————

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SF BLU VU, Inc.

July 20, 2011	By:	/s/ Richard O. Weed
Richard O. Weed
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director