Form 10-Q
period 2011-09-30
LIVEWIRE ERGOGENICS INC.
filed 2012-01-27
CIK 1421289

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
[   ]                      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

LIVEWIRE ERGOGENICS INC.
(Exact name of registrant as specified in its charter)

Nevada	333-149158	26-1212244
(State or other jurisdiction of incorporation or organization)	(commission file no.)	(IRS Employee Identification No.)

1260 N. Hancock Street, Suite 105, Anaheim, CA 92807
(Current Address of Principal Executive Offices)

Phone number: 714-777-7873
(Issuer Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2of the Exchange Act). Check one:

Large accelerated filer [  ] Accelerated filer [  ]     Non-accelerated filer   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The number of shares of Common Stock of the issuer outstanding as of January 23, 2012 was 49,933,529.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

LIVEWIRE ERGOGENICS INC.
Balance Sheet

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,923	$1,813
Accounts receivable - net	19,848	8,101
Inventory	53,286	4,000
Total current assets	111,057	13,914

FIXED ASSETS
Automobiles	20,377	15,377
Less: accumulated depreciation	3,076	1,538
Total fixed assets	17,301	13,839.00

	$128,358	$27,753

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Accounts payable	$611,903	$20,753
Notes payable	10,000	-
Advances from stockholders'	159,921	8,949
Total liabilities	781,824	29,702

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 1,000,000 and 0 issued and
outstanding at September 30, 2011 and December 31,
2010 respectively	100	100
Common stock, $.0001 par value, 100,000,000 shares
authorized, 49,933,529 and 30,000,000 issued and
outstanding at September 30, 2011 and December 31,
2010 respectively	4,993	3,000
Additional paid-in-capital	19,754	109,900
Accumulated Deficit	(678,313)	(114,949)
Total stockholders' deficit	(653,466)	(1,949)

	$128,358	$27,753

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.
Statement of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$32,442	$4,141	$402,122	$136,384
Cost of goods sold	32,315	1,610	231,577	87,697
Gross Profit	127	2,531	170,545	48,687

Selling Costs	15,510	7,377	470,096	15,700
General and Administrative Costs	147,742	19,238	263,012	48,571
Total Expenses	163,252	26,615	733,108	64,271

Net loss before other income and expenses	(163,125)	(24,084)	(562,563)	(15,584)

Other Income and Expenses
Interest Expense	$297	$262	$801	$485

Net Loss	(163,422)	(24,346)	(563,364)	(16,069)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares
outstanding - basic and diluted	49,933,529	30,000,000	39,966,764	30,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.
Statement of Changes in Stockholders' Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance at January 1, 2009	1,000,000	$100	30,000,000	$3,000	$1,900	$(22,134)	$(17,134)

Net loss	-	-	-	-	-	(50,114)	(50,114)

Balance, December 31, 2009	1,000,000	100	30,000,000	3,000	1,900	(72,248)	(67,248)

Capital contributions			-	-	108,000	-	108,000
Net loss	-	-	-	-	-	(42,701)	(42,701)

Balance, December 31, 2010	1,000,000	100	30,000,000	3,000	109,900	(114,949)	(1,949)

Capital contributions	-	-	-	-	15,000	-	15,000
Recapitalization			19,933,529	1,993	(105,146)	-	(103,153)
Net loss	-	-	-	-	-	(563,364)	(563,364)

Balance, September 30, 2011	1,000,000	$100	49,933,529	$4,993	$19,754	$(678,313)	$(653,466)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.
Statement of Cash Flows
(Unaudited)

	For the Nine months ended
	September 30,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(563,364)	$(16,069)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,538	-
Change in operating assets and liabilities:
Accounts Receivable	(11,746)	6,626
Inventory	(49,287)	-
Accounts Payable	513,249	(7,117)
Net cash used in operating activities	(109,610)	(16,560)

Cash Flows From Investing Activities
Purchase of equipment	(5,000)	(15,377)
Cash received upon recapitalization	10,088	-
Net cash provided by (used) in investing activities	5,088	(15,377)

Cash Flows From Financing Activities
Proceeds from notes payable	10,000	-
Capital contributions	15,000	51,000
Proceeds (repayment) of loans from shareholders	115,632	(12,550)
Net cash provided by financing activities	140,632	38,450

Net Increase in Cash	36,110	6,513

Cash at Beginning of Period	1,813	695

Cash at End of Period	$37,923	$7,208

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$2,726	$485
Cash Paid for Income Taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company

LiveWire MC2, LLC (“LVWR”) was organized under the laws of the State of California on January 7, 2008 as a limited liability company. LVWR was formed for the purpose of developing and marketing consumable energy supplements. LVWR adopted December 31 as the fiscal year end.

On June 30, 2011 LVWR, together with its members, entered into a purchase agreement (the “Purchase Agreement”), for a share exchange with SF Blu Vu, Inc., (“SF Blu”), a public Nevada shell corporation. SF Blu Vu Inc. was formed in Nevada on October 9, 2007 under the name Semper Flowers, Inc. On May 15, 2009 the Company changed its name to SF Blu Vu, Inc. The Purchase Agreement was ultimately completed on August 31, 2011. Under the terms of the purchase agreement (the “Purchase Agreement”), SF Blu issued 30,000,000 of their common shares for 100% of the members’ interest in LVWR. Subsequent to the Purchase Agreement, the members of LVWR owned 60% of common shares of SF Blu, effectively obtaining operational and management control of SF Blu. For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of business combinations, and accordingly the transaction has been treated as a recapitalization of LVWR, the accounting acquirer in this transaction, with SF Blu (the shell) as the legal acquirer.

Subsequent to the Purchase Agreement the financial statements presented are those of LVWR, as if the Purchase Agreement had been in effect retroactively for all periods presented. Immediately following completion of the Purchase Agreement, LVWR and their shareholders had effective control of SF Blu even though SF Blu had acquired LVWR. For accounting purposes, LVWR will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of LVWR i.e., a capital transaction involving the issuance of shares by SF Blu for the members’ interest in LVWR. Accordingly, the assets, liabilities and results of operations of LVWR, became the historical financial statements of SF Blu at the closing of the Purchase Agreement, and SF Blu’s assets, liabilities and results of operations have been consolidated with those of LVWR commencing as of August 31, 2011, the date of the Purchase Agreement closed. SF Blu is considered the accounting acquiree, or legal acquiror, in this transaction. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with transaction have been charged to additional paid-in-capital.

Subsequent to the Purchase Agreement being completed, SF Blu as the legal acquiror and surviving company, together with their controlling shareholders from LVWR changed the name of SF Blu to LiveWire Ergogenics, Inc. (“LiveWire”) on September 20, 2011. Hereafter, SF Blu, LVWR, or LiveWire are referred to as the “Company”, unless specific reference is made to an individual entity.

In contemplation, and in connection with the Purchase Agreement, the Company’s directors on July 19, 2011 adopted resolutions determining the Designations, Rights and Preferences of the Series A Preferred Stock (“Series A”) consisting of One Million (1,000,000) shares.  The Series A is senior to the common stock and all other shares of Preferred Stock that may be later authorized.  Each outstanding share of Series A has One Thousand (1,000) votes on all matters submitted to the stockholders and votes with the common stock on all matters.  The Series A shares vote separately as a class has the right to elect three persons to serve on the board of directors.  The shares of Series A (i) do not have a liquidation preference; (ii) do not accrue, earn, or participate in any dividends; (iii) are not subject to redemption by the Corporation; and (iv) each share of Series A has one thousand (1,000) votes per share and votes with the common stock on all matters.

After December 31, 2012, each outstanding share of Series A may be converted, at the option of the owner, into fifty (50) shares of the Company's common stock; provided however, that no conversion shall be permitted unless (i) the Company's common stock is quoted for public trading in the United States or other international securities market and (ii) the Company's market capitalization (i.e., the number of issued and outstanding shares of common stock multiplied by the daily closing price) has exceeded Fifty Million Dollars ($50,000,000) for 90 consecutive trading days.

LiveWire Ergogenics Inc.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

On July 19, 2011, the Company issued 1,000,000 shares of the newly created Series A to Weed & Co. LLP, (“Weed & Co”) or its designee, in exchange for a $100,000 reduction of the outstanding accounts payable, being the equivalent of One Cent ($0.1) per share of Series A. Weed & Co., had provided legal services to SF Blu as a shell prior to the Purchase Agreement, and to the Company subsequent to the Purchase Agreement. Subsequent to the issuance of the Series A, Weed & Co assigned the Series A to a third party. On July 21, 2011 in connection with this Series A issuance, a Contingent Option Agreement (“Contingent Option”) was entered into between the two primary members of LVWR and the holder of the issued Series A. Under the terms of this Contingent Option the holder of the Series A is not allowed to transfer, sell or borrow against the Series A shares.  Under the Contingent Option the two members of LVWR could purchase the issued Series A under the following circumstances:

-	Provided that LVWR becomes a subsidiary of a public entity any time prior to December 31, 2012, the two members of LVWR could purchase the Series A for $400,000.
-
Provided that LVWR becomes a subsidiary of a public entity, and that entity has not secured an investment of $350,000 prior to December 31, 2011 or March 31, 2012, the two members of LVWR could purchase the Series A for $2.

-
Provided that LVWR becomes a subsidiary of a public entity, and that entity has not secured an investment of $600,000 prior to June 30, 2012, the two members of LVWR could purchase the Series A for $2.

-
Provided that LVWR becomes a subsidiary of a public entity, and that entity has not secured an investment of $850,000 prior to December 31, 2012, the two members of LVWR could purchase the Series A for $2.

-	Provided that LVWR becomes a subsidiary of a public entity, and that entity reports cumulative gross revenue of $600,000 by June 30, 2012, the two members of LVWR could purchase the Series A for $2.
-
Provided that LVWR becomes a subsidiary of a public entity, and that entity reports cumulative gross revenue of $1,500,000 by December 31, 2012, the two members of LVWR could purchase the Series A for $2.

-
Provided that LVWR becomes a subsidiary of a public entity, and that entity secures funding in excess of $200,000 through the efforts of the two members, then the two members of LVWR could purchase the Series A for $2.

Based on the above noted terms of the Contingent Option the Company accounted for the issued Series A, similar to that of the 30,000,000 shares of common stock issued with the Purchase Agreement, as the terms of the Contingent Option are effectively made to ensure that the Series A, and any benefit there under, would ultimately reside with the LVWR members. Accordingly, the Series A are treated as having been issued by the accounting acquirer, or LVWR, since inception for all periods presented.

Interim Financial Statements

These unaudited financial statements as of and for the nine months ended September 30, 2011 and 2010 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2010 and 2009 included in the Company’s Form 8-K/A filed with the United States Securities and Exchange Commission on November 28, 2011. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

LiveWire Ergogenics Inc.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operation. Advertising & marketing expense for the nine months ended September 30, 2011 and 2010 was $449,285 and $7,647 respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $4,944 and nil, respectively.

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at September 30, 2011 and at December 31, 2010.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost or market value.  Inventory consists primarily of finished goods, i.e., packaged consumable energy supplements, manufactured under contract. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

LiveWire Ergogenics Inc.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

The carrying amounts of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 reflect:

Cash:  Level One measurement based on bank reporting.

Income Taxes

Prior to the Purchase Agreement LVWR was taxed as a limited liability company, which is a ‘pass through entity’ for tax purposes. Taxable income flowed through to its members, and income taxes were not levied at the company level. Subsequent to the reverse merger LVWR became a subsidiary of the SF Blu and is taxed at the Company’s marginal corporate rate. The Company accounts for income taxes under the provisions of ASC Section 740-10-30, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in their financial statements or tax returns.

Recognition of Revenue

Sales are recorded at the time title of goods sold passes to customers, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant price adjustments after a sale is complete.  The Company warrants its products sold on the internet with a right of exchange by means of an approved Return Merchandise Authorization (RMA).  Returns of unused merchandise are similarly authorized. Warranty and return policy for product sold through retail distribution channels is negotiated with each customer.

Shipping costs

Shipping costs are included in cost of goods sold and totaled $9,557 and $4,864 for the nine months ended September 30, 2011 and 2010 and $2,797 and $860 for the three months ended September 30, 2011 and 2010, respectively.

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares include the Series A Preferred Stock which are convertible into common shares. The Series A Preferred Stock are not included in the computation of fully diluted per share results a as their effect would be anti-dilutive.

Recent Accounting Pronouncements

On December 1, 2010 the Company adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities.  The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3 – GOING CONCERN

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had a net loss of $563,364 for the nine months ended September 30, 2011, and an accumulated deficit of $678,313.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LiveWire Ergogenics Inc.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2011	2010
	(Unaudited)
Equipment (Automobiles)	$20,377	$15,377
Accumulated depreciation	(3,076)	(1,538)
Total	$17,301	$13,839

Equipment is stated at cost less accumulated depreciation and depreciated using straight line methods over the estimated useful lives of the related assets ranging from three to five years.  Maintenance and repairs are expensed currently. The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

NOTE 5 – INVENTORY

	September 30,	December 31,
	2011	2010
	(Unaudited)
Finished Goods	$53,286	$4,000

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM SHAREHOLDERS

During the quarter ended September 30, 2011, the Company incurred $30,000 in legal fees payable to a related party Weed & Co, LLP. These amounts have been included in accounts payable as of September 30, 2011.

Also included in accounts payable is $40,000 related to legal fees incurred by SF Blu prior to the Purchase Agreement with the Company payable to Weed & Co. LLP and $28,500 payable to Richard Weed for his services to SF Blu as an officer.

$100,000 in accounts payable due to Weed & Co. was settled during the quarter ended September 30, 2011 with the issuance of 1,000,000 of the Company’s Series A preferred stock as discussed in Note 1, and has been treated as part of the reverse merger effectuated on August 31, 2011.

Shareholders advance loans to the Company from time to time to provide financing for operations.

	September 30,	December 31,
	2011	2010
	(Unaudited)
Loans from shareholders	$159,921	$8,949

Loans from shareholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

LiveWire Ergogenics Inc.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 1, 2011 the Company entered into an agreement with a shareholder whereby the shareholder would provide legal services at a monthly rate of $10,000. The term of the agreement is one year. As of September 30, 2011 the Company had not paid any amounts related to this agreement.

On July 20, 2011 the Company entered into two employment agreements, the agreements have a five year term and may be terminated upon mutual agreement.  The salary associated with each of the agreements is $260,000 annually,  A portion of which will be paid in cash and a portion of which will be deferred until the Company achieves certain levels of sales and or enters into a merger, purchase or sale agreement and or if the Company is sold. The Company has not accrued the deferred salary components as there can be no assurance that any of the triggering events for payment of the deferral will be achieved.

NOTE 8 – NOTE PAYABLE

On September 9, 2011 the Company entered into an unsecured $10,000 note payable that is payable on demand and bears inetrets at 6% per year until repaid in full.

NOTE 9 – SHAREHOLDERS’ DEFICIT
Common Stock

As noted earlier on August 31, 2011, the Company completed a Purchase Agreement that resulted in a reverse merger and a change in control of the Company. The shares of the Company outstanding prior to the closing of the Purchase Agreement are treated as having been issued as of that date, whereas the shares issued in connection with the purchase Agreement are treated as having been issued since inception for all periods presented.

Prior to the Purchase Agreement the Company had 19,933,529 outstanding shares of common stock. Of which 15,000,000 common shares were sold on May 16, 2011 at the par value of $0.001 per share for total proceeds of $15,000.

Preferred Stock
As noted earlier in contemplation, and in connection with the Purchase Agreement, the Company issued 1,000,000 shares of Series A Preferred Stock (“Series A”).

In addition to any other rights and privileges of Series A as previously noted, the Company shall not, without first obtaining the affirmative vote or written consent of the holders of ninety percent (90%) of the outstanding shares of Series A, do any of the following:

●
take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Series A or increase the number of shares of such series authorized hereby or designate any other series of Preferred Stock;

●	increase the size of any equity incentive plan(s) or arrangements;
●	make fundamental changes to the business of the Company;
●	make any changes to the terms of the Series A or to the Company’s Articles of Incorporation or Bylaws, including by designation of any stock;
●
create any new class of shares having preferences over or being on a parity with the Series A as to dividends or assets, unless the purpose of creation of such class is, and the proceeds to be derived from the sale and issuance thereof are to be used for, the retirement of all Series A then outstanding;

●	make any change in the number of authorized directors, currently five (5);
●	repurchase any of the Company's Common Stock;
●
sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell and leaseback, all or substantially all of the property or business of the Company or more than 50% of the stock of the Company;

●	make any payment of dividends or other distributions or any redemption or repurchase of stock or options or warrants to purchase stock of the Company; or
●	make any sales of additional Preferred Stock.

No share or shares of Series A acquired by the Company by reason of conversion or otherwise shall be reissued as Series A, and all such shares thereafter shall be returned to the status of undesignated and unissued shares of Preferred Stock of the Company.

NOTE 10 – SUBSEQUENT EVENTS
We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report. It contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, capital expenditures and other uncertainties, as well as those factors discussed below, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting our plan of operations for the nine months ended September 30, 2011. This discussion and analysis should be read in conjunction LVWR’s financial statements and notes thereto for the years ended December 31, 2010 and 2009 included in the Company’s Form 8-K/A filed with the United States Securities and Exchange Commission on November 28, 2011. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to an energy drink, such as Red Bull or 5-Hour Energy, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three and nine months ended September 30, 2011 and 2010 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three and nine months ended September 30, 2011

During the three and nine months ended September 30, 2011,we incurred net losses of $163,422 and $563,364, respectively.  During the three and nine months ended September 30, 2010, we incurred net losses of $24,346 and $16,069, respectively.

Comparison of the results of operations for the three and nine months ended September 30, 2011 and September 30, 2010

Sales.  During the three and nine months ended September 30, 2011, sales of our products amounted to $32,442 and $402,122, respectively, as compared to $4,141 and $136,384 respectively, in the corresponding 2010 periods. Increases in our sales in the 2011 periods, result from our continued marketing efforts and increased distribution chain.

Costs and Expenses

General and Administrative. During the three and nine months ended September 30, 2011, general and administrative expenses amounted to $147,742 and $263,012, respectively, as compared to $19,328 and $48,571 respectively, in the corresponding 2010 periods. The increase in general and administrative expenses in 2011 results from increases in salaries, legal expenses, contract labor and office expenses.

Going Concern

We have an accumulated deficit of $678,313 and our current liabilities exceeded our current assets by $670,767 as of September 30, 2011. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2011, we will focus on attempting to continue increase our revenue through the sale of our products which we hope to achieve through increased market penetration.

Liquidity and Capital Resources

During our most recent quarter ended September 30, 2011, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2011.

Working Capital. As of September 30, 2011, we had a working capital deficit of $670,767 and cash of $37,923, while at December 31, 2010 we had a working capital deficit of $15,788 and cash of $1,813. The increases in our working capital deficit are primarily attributable to our accounts payable, notes payable and advances from stockholders. We do not expect our working capital deficit to decrease in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010

N Net cash used in operating activities	$(109,610)	$(16,560)
Net cash provided by (used) in investing activities	$5,088	$(15,377)
N Net cash provided by financing activities	$140,632	$38,450

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was related purchases of equipment. The Net Cash used during the Nine Months ended September 30, 2011 was off set by the cash received upon recapitalization.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities relates primarily to cash received from sales of our common stock and issuance of our notes payable.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC   and we have not identified any that would have a material impact on the Company’s financial position, or statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Bill Hodson the Company's Chief Executive Officer and Principal Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2011. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended September 30, 2011. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1a.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Reserved]

Item 5.  Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEWIRE ERGOGENICS, INC.

January 24, 2012	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Financial Officer