Form 10-K
period 2011-12-31
LIVEWIRE ERGOGENICS INC.
filed 2012-04-16
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2011.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from   to   .

Commission File Number: 333-149158

LIVEWIRE ERGOGENICS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1212244 (I.R.S. Employer Identification No.)

1260 N. Hancock Street, Suite 105
Anaheim, CA 92807
(Current Address of Principal Executive Offices)

714-777-7873
(Issuer Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The issuer’s revenues for its most recent fiscal year ended December 31, 2011, were $402,340

As of April 11, 2012, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $6,250,000 based upon the closing bid price of $.25 per share.  Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Item 1 – BUSINESS

History

The Company was formed in Nevada on October 9, 2007 under the name Semper Flowers, Inc.  On May 15, 2009, the Company changed its name to SF Blu Vu, Inc.  On September 20, 2011, the Company changed its name to LIVEWIRE ERGOGENICS INC.

Under the Purchase Agreement dated June 30, 2011 (the “Purchase Agreement”) with LIVEWIRE MC2, LLC, a California limited liability company, (“LiveWire MC2”) and the selling members of LiveWire MC2 (“Selling Members”), the Company issued 30,000,000 shares of common stock to the Selling Members in exchange for 100% of LiveWire MC2.  As such, LiveWire MC2 became a wholly owned subsidiary of the Company.

The Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of LiveWire MC2, with LiveWire MC2 as the accounting acquirer and the Company as the accounting acquiree. For legal purposes LiveWire MC2 is the legal acquiree and the Company is the legal acquirer and surviving corporation.  The shares issued are treated as being issued for cash and are shown as outstanding for all periods presented similar in manner to that of a stock split.  The Company was a shell prior to the merger, having no significant assets or liabilities, and seeking a viable business to acquire.

Item 1A - RISK FACTORS

Management of the Company intends for the Company and its wholly owned subsidiary LIVEWIRE MC2, LLC, a California limited liability company, (“LiveWire MC2”) to become a profitable entity with its focus on providing Chewable Energy Supplements and other functional foods as determined by needs.  The risks and uncertainties described below may affect the business, financial condition or operating results:

THE COMPANY IS SUBJECT TO THE RISKS INHERENT IN THE CREATION OF A NEW BUSINESS.

The Company is subject to substantially all the risks inherent in the creation of a new business. As a result of its small size and capitalization and limited operating history, the Company is particularly susceptible to adverse effects of changing economic conditions and consumer tastes, competition, and other contingencies or events beyond the control of the Company. It may be more difficult for the Company to prepare for and respond to these types of risks and the risks described elsewhere than for a company with an established business and operating cash flow.

OUR REVENUE GROWTH RATE DEPENDS PRIMARILY ON OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

We may not be able to adequately generate and adhere to the goals, objectives, strategies and tasks as defined in our business plan.

ANY FAILURE TO MAINTAIN ADEQUATE GENERAL LIABILITY, COMMERCIAL, AND SERVICE LIABILITY INSURANCE COULD SUBJECT US TO SIGNIFICANT LOSSES OF INCOME.
Any general, commercial and/or service liability claims will have a material adverse effect on our financial condition.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

We will compete with many well-established companies such as FRS Healthy Energy, ToGo Brands, Clif Bar, GU Energy Labs, and EN-R-G Foods Inc. Indirect competitors include Red Bull, Monster, and 5-Hour Energy. Aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and profit margins.

LIMITED OPERATING HISTORY, INITIAL OPERATING LOSSES.

The Company has a limited operating history and only nominal capital. Additionally, though the Management Team has varied and extensive business backgrounds and technical expertise, they have little substantive prior working running energy chew operations.  Because of the limited operating history, it is very difficult to evaluate the business and the future prospects. The Company will encounter risks and difficulties.  If objectives are not achieved, the Company may not realize sufficient revenues or net income to succeed.

THE COMPANY MAY USE MORE CASH THAN GENERATED.

The company anticipates using standard financing models and credit facilities.  The Company may experience negative operating cash flows for the foreseeable future. The Company may need to raise additional capital in the future to meet the operating and investing cash requirements. The Company may not be able to find additional financing, if required, on favorable terms or at all. If additional funds are raised through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the common stock holders who may experience additional dilution to their equity ownership.

NO ASSURANCE OF PROFITABILITY.

The Company has generated revenues from operations.  There can be no assurance that the Company will be profitable.

DEPENDENCE ON MANAGEMENT.

The Company will rapidly and significantly expand its operations and anticipates that significant expansion of its operations, including administrative facilities, will continue to be required in order to address potential market opportunities. The rapid growth will place, and is expected to continue to place, a significant strain on the Company’s management, operational, and financial resources. The Company's success is principally dependent on its current management personnel for the operation of its business.

THE COMPANY MUST HIRE EXPERIENCED PERSONNEL, ACQUIRE EQUIPMENT AND EXPAND FACILITIES IN ANTICIPATION OF INCREASED BUSINESS.

The Company may not be able to hire or retain qualified staff. If qualified and skilled staff are not attracted and retained, growth of the business may be limited. The ability to provide high quality service will depend on attracting and retaining educated staff, as well as professional experiences that is relevant to our market, including for marketing, technology and general experience in (manufacturing energy supplements). There will be competition for personnel with these skill sets. Some technical job categories may experience severe shortages in the United States.

FAILURE TO MANAGE THE GROWTH COULD REDUCE REVENUES OR NET INCOME.

Rapid expansion strains infrastructure, management, internal controls and financial systems. The Company may not be able to effectively manage the growth or expansion. To support growth, the Company plans to hire new employees. This growth may also strain the Company’s ability to integrate and properly train these new employees. Inadequate integration and training of employees may result in underutilization of the workforce and may reduce revenues or net income.

THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR PRODCUTS SUITABLE FOR THE COMPANY’S PLANNED EXPANSION; IF THIS HAPPENS, THE COMPANY MAY BE UNABLE TO INTEGRATE THEM INTO THE EXISTING BUSINESS, AND/OR MAY IMPAIR OUR FINANCIAL PERFORMANCE.

If appropriate opportunities present themselves, the Company may acquire businesses, technologies, services or products that are believed to be strategically viable. There are currently no understandings, commitments or agreements with respect to any acquisition, aside from acquiring the necessary equipment to begin operations.

FUTURE GOVERNMENT REGULATION MAY ADD TO OPERATING COSTS.

The Company operates in an environment of uncertainty as to potential government regulation via (energy supplement manufacturing).  We believe that we are not subject to direct regulation, other than regulations applicable to businesses generally. Laws and regulations may be introduced and court decisions may affect our business.  Any future regulation may have a negative impact on the business by restricting the method of operation or imposing additional costs.

THE COMPANY’S SERIES A PREFERRED STOCK CAN ELECT THREE BOARD MEMBERS AND HAS ONE BILLION VOTES ON ALL MATTERS SUBMITTED TO THE STOCKHOLDERS OF THE COMPANY

One Million (1,000,000) shares of the Company’s Series A Preferred Stock (the “Series A”) have been issued.  Each share of Series A has one thousand (1,000) votes per share and votes with the common stock on all matters.  The Series A voting separately as a class has the right to elect three persons to serve on the Company’s board of directors.  As such, the Series A has voting control of the Company and may use its majority voting control to affect the interests of the Company’s common stockholders.

THE COMPANY’S SERIES A PREFERRED STOCK WILL SIGNIFICANTLY DILUTE THE COMPANY’S COMMON STOCKHOLDERS AFTER DECEMBER 31, 2012.

The owners of the Company’s Series A Preferred Stock (the “Series A”) can elect to convert each share of Series A after December 31, 2012 into fifty (50) shares of the Company’s common stock if (i) the Company’s common stock is quoted for public trading in the United States or other international securities market and (ii) the Company's market capitalization (i.e., the number of issued and outstanding shares of common stock multiplied by the daily closing price) has exceeded Fifty Million Dollars ($50,000,000) for 90 consecutive trading days.  These provisions, if exercised by the holders of the Series A, may significantly dilute the Company’s common stockholders after December 31, 2012.

NOTE: In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management.

Item 1B – UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

Item 2 – PROPERTIES

The Company leases space at the two following locations:

LiveWire Energy
1260 N. Hancock Street, Suite 105
Anaheim, CA 92807

Chief Operating Officer, Brad Nichols, works full time at this location. This location is 2,400 square feet of office space and is the Company’s headquarters for business operations, accounting and design.  This space is shared with LiveWire Corp Communications, Inc. who operates a full time creative production shift during the overnight hours. This is our primary means for developing package, point of purchase displays (“POP”), and sales material designs. This facility does not have the necessary warehouse capabilities to store inventory or provide order fulfillment.

LiveWire Energy
1747 S Douglass Rd, Unit C
Anaheim, CA 92807

Chief Executive Officer, Bill Hodson, works full-time at this location. This 1,200 square foot space serves as our order processing and fulfillment facility. It has modest office space and large warehouse areas. This location also acts as the base of operations for event and promotion efforts. The Company’s LiveWire vehicle is stored at this location and it is not shared with any other organization. Part-time employees are used from time-to-time to satisfy order processing requirements and promotion events.

Both facilities allow us to expand operations and add personnel as necessary in the future.  Further, on an as needed basis, additional sales and business development efforts are performed by independent consultants located throughout the country.

Item 3 – Legal Proceedings

The Company a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

PART II

Item 4 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has the trading symbol LVVV.  At present, our common stock is not eligible for the clearing and custody services of the Depository Trust Company.  We are working to correct this situation.  There has been no active trading in the Company's securities.  During 2011, a total of 168,000 shares traded at prices between $1.10 and $.01 per share.  As a result of the thin trading in the Company's stock, the Company believes that the price at which the Company's stock may trade on a given day does not necessarily represent fair value.  Between January 1, 2012 and March 31, 2012, a total of 22,921 shares traded at prices between $1.00 and $.15 per share.

*On September 20, 2011, the Company changed its name and on October 7, 2011, the Company’s common stock began trading under the symbol “LVVV”.

Holders

We had 91 stockholders of record of our common stock as of March 31, 2012, including shares held in street name.

Dividends

We have not paid any cash dividends to stockholders.  The declaration  of any future cash dividend  will be at the discretion  of our Board  of Directors  and will depend upon our earnings,  if any, our capital requirements  and financial  position, general  economic  conditions  and other pertinent factors. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 5 – Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our financial statements. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to an energy drink, such as Red Bull or 5-Hour Energy, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Accounts Receivable – We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent loss history and an overall assessment of past due trade accounts receivable outstanding.

Inventories – Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with ASC 605-50. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating our prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years.

Management believes that adequate provision has been made for cash discounts, returns and spoilage based on our historical experience.

Results of Operations

Company Overview for the year ended December 31, 2011

During the year ended December 31, 2011, we incurred a net loss of $392,945.

Comparison of the results of operations for the year ended December 31, 2011 and 2010

Sales.  During the years ended December 31, 2011 and 2010, sales of our products amounted to $402,340 and $147,564, respectively. Increases in our sales in the 2011 periods, resulted from our continued marketing efforts and increased distribution chain.

Costs and Expenses

General and Administrative. During the year ended December 31, 2011 and 2010, general and administrative expenses amounted to $525,123 and $70,242, respectively.  The increase in general and administrative expenses in 2011 results from increases in salaries, legal expenses, contract labor and office expenses.

Going Concern

We have an accumulated deficit of $982,192 and our current liabilities exceeded our current assets by $790,440 as of December 31, 2011. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Liquidity and Capital Resources

During the ended December 31, 2011, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments.

Working Capital. As of December 31, 2011, we had a working capital deficit of $790,440 and cash of $31,454, while at December 31, 2010 we had a working capital deficit of $484,752 and cash of $1,813. The increases in our working capital deficit are primarily attributable to our accounts payable, notes payable and advances from stockholders. We do not expect our working capital deficit to decrease in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
Net cash used in operating activities	$(238,728)	$(67,126)
Net cash provided by (used in) investing activities	$(7,098)	$(10,206)
Net cash provided by financing activities	$261,271	$78,450

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2011 and 2010 was related purchases of equipment, and for the year ended December 31, 2011 the cash provided by SF Blu Vu, Inc. subsequent to completion of the Purchase Agreement accounted for as a reverse acquisition.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities relates primarily to cash received from sales of our common stock and issuance of notes payable as well as capital contributions and advances from stockholders.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

Item 6A – Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 7 – Financial Statements and Supplementary Data

See pages F-1 through F-13 following:

LIVEWIRE ERGOGENICS, INC.
DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LiveWire Ergogenics, Inc.

We have audited the accompanying balance sheets of LiveWire Ergogenics, Inc. as of December 31, 2011 and 2010 (as restated), and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2011 and 2010 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Livewire Ergogenics, Inc. as of December 31, 2011 and 2010 (as restated), and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital and stockholders’ deficit. As more fully described in Note 3, these issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as of and for the year ended December 31, 2010 have been restated (see Note 11).

/s/ Sherb& Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, N.Y.
April 16, 2011

LiveWire Ergogenics, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
		(Restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,454	$1,813
Accounts receivable	10,188	7,280
Inventory, net	44,979	4,000
Prepaid and other current assets	12,180	-
Total current assets	98,801	13,093

Property and equipment, net	7,595	8,505

Total assets	$106,396	$21,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,138	$20,753
Accounts payable - Related party	737,182	469,682
Notes payable	67,400	-
Advances from stockholders'	47,521	7,410
Total liabilities	889,241	497,845

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 1,000,000 and 0 issued and
outstanding at December 31, 2011 and December 31,
2010, respectively	100	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 50,812,599 and 30,000,000 issued and
outstanding at December 31, 2011 and December 31,
2010, respectively	5,081	3,000
Additional paid-in-capital	194,166	110,000
Accumulated deficit	(982,192)	(589,247)
Total stockholders' deficit	(782,845)	(476,247)

	$106,396	$21,598

The accompanying notes to the financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Operations

	For the year ended
	December 31,
	2011	2010
		(Restated)
Income
Sales	$402,340	$147,564
Cost of goods sold	258,476	91,439
Gross Profit	143,864	56,125

Expenses
Selling costs	10,266	179,752
General and administrative costs	524,162	70,242
Total Expenses	534,428	249,994

Other Expenses
Interest expense	2,382	10,942

Net Loss	$(392,945)	$(204,841)

Basic and diluted loss per share
	$(0.01)	$(0.01)
Weighted average shares
outstanding - basic and diluted	40,087,218	30,000,000

The accompanying notes to the financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statement of Changes in Stockholders' Deficit

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2009 (Restated)	-	$-	30,000,000	$3,000	$2,000	$(384,436)	$(379,436)

Capital contributions			-	-	108,000	-	108,000
Net loss (Restated)	-	-	-	-	-	(204,811)	(204,811)

Balance, December 31, 2010 (Restated)	-	-	30,000,000	3,000	110,000	(589,247)	(476,247)

Capital contributions	-	-	-	-	15,000	-	15,000
Recapitalization			19,933,529	1,993	(205,146)	-	(203,153)
Preferred Series A shares issued July 19, 2011	1,000,000	100	-	-	99,900	-	100,000
Shares issued for payment of notes payable			879,070	88	174,412		174,500
Net loss	-	-	-	-	-	(392,945)	(392,945)

Balance, December 31, 2011	1,000,000	$100	50,812,599	$5,081	$194,166	$(982,192)	$(782,845)

The accompanying notes to the financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Cash Flows

	For the Year ended
	December 31,
	2011	2010
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(392,945)	$(204,811)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,900	1,701
Change in operating assets and liabilities:
Accounts Receivable	(2,908)	932
Inventory	(40,980)	-
Prepaid and other assets	(12,181)	-
Accrued interest	400	-
Accounts payable and accrued expenses	6,986	(22,442)
Accounts Payable - Related Party	199,000	157,494
Net cash used in operating activities	(238,728)	(67,126)

Cash Flows From Investing Activities
Cash received upon recapitalization	10,088	-
Purchase of equipment	(2,990)	(10,206)
Net cash provided by (used in) investing activities	7,098	(10,206)

Cash Flows From Financing Activities
Proceeds from notes payable	391,500	-
Repayment of notes payable	(150,000)	(25,000)
Capital contributions	15,000	108,000
Advance from stockholders	12,181	7,410
Repayment of advances to stockholders	(7,410)	(11,960)
Net cash provided by financing activities	261,271	78,450

Net Increase in Cash	29,641	1,118
Cash at Beginning of Year	1,813	695

Cash at End of Year	$31,454	$1,813

Supplimental Disclosure of Cash Flow Information
Cash Paid for Interest	$2,726	$-
Series A Shares Issued for Payment of A/P	$100,000	$-
Common stock issued for payment of notes payable	$174,500	$-

The accompanying notes to the financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

In contemplation, and in connection with the Purchase Agreement, the Company’s directors on July 19, 2011 adopted resolutions determining the Designations, Rights and Preferences of the Series A Preferred Stock (“Series A”) consisting of One Million (1,000,000) shares.  The Series A is senior to the common stock and all other shares of Preferred Stock that may be later authorized.  Each outstanding share of Series A has One Thousand (1,000) votes on all matters submitted to the stockholders and votes with the common stock on all matters.  The Series A shares vote separately as a class has the right to elect three persons to serve on the board of directors.  The shares of Series A (i) do not have a liquidation preference; (ii) do not accrue, earn, or participate in any dividends; (iii) are not subject to redemption by the Corporation; and (iv) each share of Series A has one thousand (1,000) votes per share and votes with the common stock on all matters.  As such, the Series A has voting control of the Company and may use its majority control to affect the interests of the Company’s common stockholders.

After December 31, 2012, each outstanding share of Series A may be converted, at the option of the owner, into fifty (50) shares of the Company's common stock; provided however, that no conversion shall be permitted unless (i) the Company's common stock is quoted for public trading in the United States or other international securities market and (ii) the Company's market capitalization (i.e., the number of issued and outstanding shares of common stock multiplied by the daily closing price) has exceeded Fifty Million Dollars ($50,000,000) for 90 consecutive trading days. These provisions, if executed by the holders of the Series A, may significantly dilute the Company’s common stockholders after December 31, 2012.

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

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

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

In March 2012, The Company’s CEO and the Company’s President exercised their rights under the Contingent Option Agreement dated July 21, 2011 with the aforementioned third party to whom the 1,000,000 shares of Series A had been assigned to. Based upon the Agreement and fulfillment of contingencies in the Agreement, the Company’s CEO and the Company’s President each acquired 500,000 shares of the Series A from the third party for the nominal $2.00 purchase price.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the year ended December 31, 2011 and 2010 was $6,967 and $17,551, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $6,732 and $5,765, respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at December 31, 2011 and at December 31, 2010.

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

Inventory

Inventory is stated at the lower of cost or market value.  Inventory consists primarily of finished goods and packaging materials and production supplies, i.e., packaged consumable energy supplements, manufactured under contract, and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amounts of the Company’s financial instruments as of December 31, 2011 and December 31, 2010 reflect:

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

Recognition of Revenue

Sales are recorded at the time title of goods sold passes to customers, which based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant price adjustments after a sale is complete.  The Company warrants its products sold on the internet with a right of exchange by means of an approved Return Merchandise Authorization (RMA).  Returns of unused merchandise are similarly authorized. Warranty and return policy for product sold through retail distribution channels is negotiated with each customer.

The Company’s revenue is primarily derived from sales of their consumable energy supplement products through distributors who distribute their products to retailers. The Company also sells their products directly to consumers; this is normally done through internet sales. This portion of their sales is minimal.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping costs

Shipping costs are included in cost of goods sold and totaled $13,084 and $3,665 for the years ended December 31, 2011 and 2010, respectively.

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares include the Series A Preferred Stock which are convertible into common shares. The Series A Preferred Stock are not included in the computation of fully diluted per share results a as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 is expected not to have any material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to a material impact on the Company’s consolidated financial position and results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – GOING CONCERN

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has net losses of $392,945 and $204,841 for the years ended December 31, 2011 and 2010, respectively, and has an accumulated deficit of $982,192 and $589,247 as of December 31, 2011 and 2010, respectively.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2011	2010
		(Restated)
Equipment (Automobiles)	$13,196	$10,206
Accumulated depreciation	(5,601)	(1,701)
Total	$7,595	$8,505

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

Depreciation expense amounted to $3,900 and $1,701 for the years ended December 31, 2011 and 2010, respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms length basis.

	December 31,	December 31,
	2011	2010
Finished goods	$5,551	$4,000
Packaging materials and production supplies	44,428	-
	49.979	4,000
Reserve on inventory	(5,000)	-
	$44,979	$4,000

NOTE 6 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

-
In October 2011 the Company engaged a financial advisor to assist the Company in registration matters with respect to the common stock. The engagement is for a period of one year from engagement for a total fee of $15,000. The Company has expensed 25% of this prepaid engagement fee, or $3,750, for the year ended December 31, 2011 and has a prepaid balance of $11,250 with respect to this engagement as of December 31, 2011.

-
In April 2011 the Company entered into a lease for their warehouse facility located in Anaheim California. This lease is effective through March 31, 2012. This lease required a $930 security deposit and is accounted for as other current assets as of December 31, 2011.

NOTE 7 – RELATED PARTY TRANSACTIONS AND LOANS FROM SHAREHOLDERS

During the year ended December 31, 2011, the Company incurred $60,000 in legal fees due to law firm owned by the Company’s corporate secretary and board member. These amounts have been included in accounts payable – related parties as of December 31, 2011. In addition to these accrued fees, included in accounts payable – related parties as of December 31, 2011 the Company has accrued for $30,000 due to this related party assumed with the Purchase Agreement accounted for as a reverse merger. This assumed liability was not part of the operating expenses for the Company for any period presented.

Also included in accounts payable – related parties as of December 31, 2011 is $37,500 payable to the Company’s corporate secretary and board member for his services to SF Blu as an officer. Of these accrued payables $9,000 has been incurred during the year ended December 31, 2011 and is included in the Company’s operations. The remaining $28,500 was assumed with the Purchase Agreement accounted for as a reverse merger. This assumed liability was not part of the operating expenses for the Company for any period presented.

In conjunction with the Purchase Agreement accounted for as a reverse merger the Company assumed liabilities due to law firm owned by the Company’s corporate secretary and board member. A total of $100,000 in accounts payable - related parties due to this related party was settled during the quarter ended September 30, 2011 with the issuance of 1,000,000 of the Company’s Series A preferred stock as discussed in Note 1, and has been treated as part of the reverse merger effectuated on August 31, 2011.

Included in accounts payable – related parties as of December 31, 2011 and $2010 is $469,682 payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company. For the years ended December 31, 2011 this entity has provided $25,417 in marketing and product development costs. For the years ended December 31, 2010 this entity has provided $147,894 and $9,600 in marketing and product development costs and in general and administrative costs, respectively.

Shareholders advance loans to the Company from time to time to provide financing for operations. These advanced loans are unsecured, due upon demand and bear no interest. As of December 31, 2011 the Company has been advanced $47,521 from the Company’s corporate secretary and legal counsel. Of this amount advanced, $35,340 had been advanced to SF Blu by this related party prior to the Purchase Agreement accounted for as a reverse merger. This advance is still due subsequent to the reverse merger. During the period subsequent to the reverse merger this related party advanced an additional $12,181 to the Company.

As of December 31, 2010 the Company, CEO and President advanced $1,760, and $5,650, respectively for a total advance of $7,410. These advanced loans are unsecured, due upon demand and bear no interest. As of December 31, 2012 these advances have been repaid.

Included in accounts payable – related parties as of December 31, 2011 the Company has accrued approximately $140,000 of deferred salary under two employment agreements entered into with the Company’s CEO and the Company’s President in conjunction with the Purchase Agreement.

Included in accounts payable and accrued expenses (not related party) as of December 31, 2011 and 2010 totaling $37,138 and $20,753, respectively are payables consisting of credit card payable that are due to the CEO and President of the Company. These payables are incurred for ongoing operations of the Company and are not deemed financing. The total amount due on these credit cards as of December 31, 2011 and 2010 was $7,379 and $7,698, respectively. Included in these amounts owed on credit cards was accrued interest expense of $1,021 and $942, as December 31, 2011 and December 31, 2010 and for the years then ended, respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On July 1, 2011 the Company entered into an agreement with the corporate secretary and board member whereby his law firm would provide legal services at a monthly rate of $10,000. The term of the agreement is one year. As of December 31, 2011 the Company had not paid any amounts related to this agreement. As of December 31, 2011 the Company has accrued $90,000 of the expense related to this agreement, of which $60,000 was incurred subsequent to the Purchase Agreement on June 30, 2011 and is included in the operations of the Company for the year ended December 31, 2011. The other $30,000 was an assumed liability in conjunction with the Purchase Agreement accounted for as a reverse merger.

On July 20, 2011 the Company entered into two employment agreements. The agreements have a five year term and may be terminated upon mutual agreement.  The salary associated with each of the agreements is $260,000 annually,  A portion of which will be paid in cash and a portion of which will be deferred until the Company achieves certain levels of sales and or enters into a merger, purchase or sale agreement and or if the Company is sold. The Company has accrued approximately $140,000 of deferred salary under this agreement. Other components of compensation under the agreement requiring the achievement of triggering events have not been accrued as there can be no assurance that any of the triggering events for payment of the deferral will be achieved.

The Company has entered into a lease for their warehouse facility located in Anaheim California. This lease commenced on April 1, 2011 and ends on March 31, 2012. The facility was occupied commencing in May 2011. Monthly rent under this lease is $930 per month. Total rent expense for the year ended December 31, 2011 was approximately $7,700.

NOTE 9 – NOTES PAYABLE

On September 9, 2011 the Company entered into an unsecured $10,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On October 14, 2011 the Company entered into an unsecured $15,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On December 22, 2011 the Company entered into an unsecured $15,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

As of December 31, 2012, related to the above three notes the Company has accrued $400 in interest expense included in the total due for notes payable.

At various dates during the year ended December 31, 2011, and subsequent to the Purchase Agreement accounted for as a reverse merger, the Company entered into a total of $201,500 in unsecured notes payable. These notes bear interest at 3% per annum and are unsecured. These notes are due to be repaid by June 30, 2012. These notes contained a conversion feature that allowed the note holder to convert the note, subsequent to the Purchase Agreement closing, at a rate of five shares for each dollar of principal and interest converted. As the Company’s market price per share of common stock was $0.20 per share, and due to the limitations of registering of such potential converted shares, the Company determined that there was no value to the convertibility feature to these notes; accordingly no debt discount for the convertibility feature was recorded. As of December 31, 2011 a total of $174,500 of these notes converted into 879,070 shares of the Company’s common stock. The concerted note payable holders waived their right to any accrued due in the conversion, and the Company did not record any gain on such waiver as no interest expense had been recorded on these notes as well. As of December 31, 2012 a total of $27,000 in notes payable remain unconverted for these notes payable. These remaining notes are expected to be converted without interest due, accordingly no interest on these remaining notes have been accrued as of December 31, 2011.

In April 2011 the Company was loaned $150,000 on a short term basis from a sales broker of the Company. This loan was secured by a customer’s purchase orders and accrued interest at 3-5% per year, depending on the length of time the loan was outstanding and not repaid. As a fee for this loan the CEO and President of LVWR gave up 5% each of their share in LVWR when LVWR was a limited liability company prior to the Purchase Agreement. This loan was repaid back in increments through September 2011. The Company expensed $961 in interest with respect to this loan.

In April 2009 the Company entered into an unsecured $25,000 note payable that accrued interest at 30% per annum. This loan was repaid during the year ended December 31, 2010 along with $10,000 in accrued interest. The entire accrued interest of $10,000 was expensed during the year ended December 31, 2010 upon receipt of a general release for this note payable by the note holder in December 2010.

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

Prior to the Purchase Agreement the Company had 19,933,529 outstanding shares of common stock. Of which 15,000,000 common shares were sold on May 16, 2011 at the par value of $0.001 per share for total proceeds of $15,000. The Company did not receive the proceeds of this sale as it occurred prior to the Purchase Agreement.

In December 2011, 879,070 shares of common stock were issued to satisfy $174,500 of notes payable.

Prior to LVWR entering into the Purchase Agreement, they received a $15,000 capital contribution. This contribution was ultimately treated as being converted into shares of the Company when the Purchase Agreement was completed.

Under the terms of the Purchase Agreement, SF Blu issued 30,000,000 of their common shares for 100% of the members’ interest in LVWR.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 11 - RESTATEMENT OF DECEMBER 31, 2010 FINANCIAL RESULTS

The consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the year ended December 31, 2010 has been restated to reflect the recording of marketing and product development costs, and general and administrative costs, from an entity controlled by the controlling shareholders of the Company, a related party. The recording of these correction for the year ended December 31, 2010 has resulted in an increase of that year’s net loss by $163,649, to go from a net loss of $41,162 to a net loss of $204,811. The recording of these corrections for expenses from a related party has also has resulted in a correction to the year ended December 31, 2009 financial statements for the recording of similar expenses. The year ended December 31, 2009 financials are not presented, however the correction of the results to the year ended December 31, 2009 have resulted in a cumulative increase of the accumulated deficit as of December 31, 2009. The original accumulated deficit as of December 31, 2009 was $72,248, with the correction for the addition of $312,188 in related party expenses for the year ended December 31, 2009, the accumulated deficit as December 31, 2009 is now $384,436. As a result of these corrections, the Company has reviewed other components of their year ended December 31, 2010 financial statements and has concluded that their reserve for accounts receivable was not adequately provided for and their fixed assets reflected items that should have been expensed and the depreciable lives of the remaining fixed assets required adjustment as well.

Components of this restatement are detailed in the following table:

	As originally	Adjustment
	Reported	To Restate	Restated

Consolidated Balance Sheet Data as of December 31, 2010:
Accounts Receivable	$8,101	$(821)	$7,280
Property and Equipment, net	13,839	(5,334)	8,505
	21,940	$(6,155)	$15,785

Accounts Payable – Related party	-	$469,682	$469,682

Accumulated Deficit	$(113,410)	$(475,837)	$(589,247)

Consolidated Statement of Operations for the Year Ended December 31, 2010:
Selling Costs	$31,858	$147,894	$179,752
General and Administrative Costs	54,487	15,755	70,242
Effect on Increase in Net Income	$86,345	$163,649	$249,994

Net Loss	$41,162	$163,649	$204,811

Consolidated Statement of Cash Flows for the Year Ended December 31, 2010:
Cash Flows from Operating Activities:
Net Loss	$(41,162)	$(163,649)	$(204,811)
Depreciation	1,538	163	1,701
Accounts Receivable	111	821	932
Accounts Payable	(22,442)	-	(22,442)
Accounts Payable – Related Party	-	157,494	157,494
Effect on cash flows from operating activities	(61,955)	(5,171)	(67,126)

Cash Flows from Investing Activities:
Purchase of Equipment	(15,377)	5,171	(10,206)

Cumulative net effect on cash	$(77,332)	$-	$(77,332)

Previous financial statements for LVWR presented the company as a limited liability company. Subsequent to the Purchase Agreement accounted for as a reverse merger, the financial statement presentation of the recapitalization of LVWR from a limited liability company to that of a corporation, with shares of stock issued, is not deemed a restatement for accounting purposes.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 12 – INCOME TAXES

The Company accounts for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Through June 30, 2011 LVWR was a limited liability company that operated out of the State of California.  Tax returns were filed as a partnership, which is a ‘pass through entity’ for tax purposes.  Taxable income flowed through to members, and income taxes were not imposed at the company level, except in special circumstances. The State of California imposes a minimal franchise tax on gross income. LVWR did not accumulate net operating losses or deferred tax assets/liabilities. Subsequent to the Purchase Agreement on June 30, 2011 LVWR operations are consolidated with those of SF Blu, a Nevada corporation, which is subject to both Federal and State income taxes.

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (rounded to the nearest hundred):

	Year Ended December 31,
	2011	2010
Income tax (benefit) provision at the Federal statutory rate	$(134,000)	$(70,000)
State income taxes, net of Federal Benefit	(35,000)	(18,000)
Permanent differences	1,000	-
Benefit of loss not realized subsequent to reverse merger	114,000	-
Benefit of loss not realized due to the Company status as a
‘pass through entity’ for tax purposes	54,000	88,000
Tax provision	$-	$-

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
NOTE 12 – INCOME TAXES (CONTINUED)

Had the Company been taxed as a corporation it would have resulted in deferred tax assets for both Federal and State tax purposes due to the Company having experienced losses during the period immediately prior to the reverse merger on June 30, 2011 and for the year ended December 31, 2010. In addition, had these deferred tax assets been recorded they would have been fully reserved, as the Company has not achieved profitable operations since its inception, and management would not be able to determine if it was more likely than not if those deferred tax assets would be realized in future periods.

Subsequent to the reverse merger on June 30, 2011 the Company has assumed the net operating loss (“NOL”) carry forward of SF Blu. Management estimates the NOL as of December 31, 2011 to be approximately $127,000, inclusive of operation subsequent to the reverse merger. This NOL will be expiring through the year 2031. The utilization of the Company’s NOL may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for these deferred tax assets. The Company’s deferred tax asset as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Total deferred tax asset - from NOL carry forwards	$54,000	$	*
Temporary differences - payroll	60,000		*
	(114,000)		*
Valuation allowance	(114,000)		*
Deferred tax asset, net of allowance	$-	$	*

* - Company was a ‘pass-through entity for tax purpose – deferred tax asset / liability as of December 31, 2010

NOTE 13 - CONCENTRATIONS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable, the balances of which are stated on the balance sheets.

The Company had one main customer who contributed approximately $277,000 or approximately 69% of the Company’s net revenue for the year ended December 31, 2011. For the year ended December 31, 2010 the Company had a different customer who contributed approximately $67,000 or 45% of the Company’s net revenue. There was no receivable from the significant customers as of December 31, 2011 and 2010.

For the year ended December 31, 2011 the Company had two main suppliers who accounted for approximately $45,000 of their purchases used for production or approximately 17% of total purchases for the year then ended. There was no payable due to these significant supplies as of December 31, 2011. For the year ended December 31, 2010 the Company had two main suppliers who accounted for approximately $66,000 of their purchases used for production or approximately 70% of total purchases for the year then ended. As of December 31, 2010 one of these suppliers accounts for 32% of accounts payable. For both years ended December 31, 2011 and 2010 one of the significant suppliers was the outsource entity that manufactures the Company’s consumable energy supplement, to which the wife of the Company’s CEO owns an approximate 5% holding. For the year ended December 31, 2011 and 2010 the Company owed this entity approximate $-0- and $6,600, respectively. During the years ended December 31, 2011 and 2010 the Company purchased production services from this entity approximately of $128,000 and $48,000, respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 14 – SUBSEQUENT EVENTS

In February 2012, the Registrant issued 138,125 shares of common stock to pay for services rendered by two individuals.

In February 2012, the Registrant sold 120,000 shares of common stock and 120,000 Class A Common Stock Purchase Warrants for $36,000. Each common stock purchase warrant grants the holder the right to purchase 1 share of common stock at $1.00 per share any time before January 31, 2016.

In March 2012, the Registrant sold 57,000 shares of common stock and 57,000 Class A Common Stock Purchase Warrants for for $17,100. Each common stock purchase warrant grants the holder the right to purchase 1 share of common stock at $1.00 per share any time before January 31, 2016.

In March 2012, the Registrant issued 1,047,240 shares of common stock and 1,047,240 Class A Common Stock Purchase Warrants to resolve $209,448 owed to two officers of the Registrant under their Employment Agreements. Each common stock purchase warrant grants the holder the right to purchase 1 share of common stock at $1.00 per share any time before January 31, 2016.

In March 2012, the Registrant issued 1,317,803 shares of common stock and 1,317,803 Class A Common Stock Purchase Warrants to resolve $395,341 owed to two persons. Each common stock purchase warrant grants the holder the right to purchase 1 share of common stock at $1.00 per share any time before January 31, 2016.

Item 8 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

There were no reportable events during the past two fiscal years.  Sherb & Co., LLP has served as the Company’s auditor since 2008.

Item 8A – Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we determined that control deficiencies existed that constituted material weaknesses, as described below:

O	lack of documented policies and procedures;

O	we have no audit committee;

O	There is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

O	there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2012; and

O	There is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B – Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Bill J. Hodson	45	Board Member, Chief Executive Officer, Treasurer
Brad J. Nichols	47	Board Member, President, Chief Operating Officer
Richard O. Weed	49	Board Member, Corporate Secretary

Set forth below is a biographical description of our executive officers and directors based on information supplied by each of them.

Bill J. Hodson, age 45, Director, Chief Executive Officer, Treasurer.

Bill J. Hodson is the Chief Executive Officer and Treasurer of the Company and a member of its Board of Directors. Mr. Hodson works full-time for LiveWire and is responsible for the strategic direction of the firm's branding, sales and marketing strategies.  Previously, he was Executive Vice President of LiveWire Sports Group from September 2003 until May 2008. Hodson was responsible for overseeing all of LWSG’s operations, which included the launch of several sports publications and one of the country’s largest sports consumer expos. The initial project was 90:00 Soccer Magazine. A 100+ page glossy publication sold to subscribers and available at newsstands nationwide. Mr. Hodson developed the concept for the soccer publication, secured writers, editors, advertising sales representatives, photographers and graphic designers. He also negotiated printing and distribution costs. Hodson ran the print publication for several years before deciding to make it available digitally through the internet.

During the early years of the soccer publication, Hodson concepted, created and executed Soccer Nation Expo, a consumer expo for fans of the sport of soccer. The initial expo was held in conjunction with the United States Futsal Federation National Championships at the Anaheim Convention Center in Anaheim California. Mr. Hodson developed a business plan for the event, secured exhibitors, created and executed a marketing plan to attract attendees through the Futsal Championships. The first Soccer Nation Expo was held in February 2003 and still continues today under new ownership from the Southern California Soccer Association – South.

Prior to LiveWire, he served as Sales Director for Winn Golf Grips and was responsible for building the company’s national sales force. Mr. Hodson joined the company to expand their technology from the tennis market (where Winn was widely known) to the golf.  When Hodson joined the company Winn Grips did not have any golf sales representatives or distributors and only a few thousand dollars in sales. Hodson developed a marketing strategy focusing strictly on the golf industry this included.  The marketing program focused on local area marketing, aggressive one-on-one interface with golf instructors, and consumers to build awareness, and create acceptance of the grips.  Tactics included. on-site demonstrations, presentations of features and benefits as well as offering a free grip installation to interested consumers. Hodson created a sales force of independent representatives that  blanketed the U.S. and produced collateral support such as company brochures and instruction manuals. Winn Grips is now considered one of the top grips in golf. After leaving the company he continued as an independent consultant with early stage companies in the golf industry to help launch new products.

Most notably, Mr. Hodson has been credited with the launch a popular kids’ game called “pogs” on mainland USA. The game originated in Hawaii, and Hodson seized the opportunity to capitalize on an untapped market in Southern California. Mr. Hodson learned of the “pog” craze while working as a stockbroker in Newport Beach, California.   His first initiative was to capitalize on the significant interest emanating from Hawaii and bring that interest to the Mainland.  With his entrepreneurial background, he researched the market, target audience explored manufacturing options and began producing “pogs”.  Mr. Hodson focused on limited distribution and began promoting the game at baseball card shops. The game was similar to marbles, but had the trade-ability of baseball cards. Hodson promoted tournaments and the game quickly swept the schoolyards and neighborhoods around the country. A small operation that began in his living room, Hodson expanded nationally attending trade shows, including New York City’s Toy Fair, and was featured in many news publications and television appearances that saw him travel to the Dominican Republic for a special guest appearance on a popular Saturday morning children’s show.  (The game of “pogs” possibly originated in Hawaii (Maui, Hawaii) in the 1920s or 1930s).

Mr. Hodson began his professional career in the securities industry in 1987 as a licensed stockbroker. After a short tenure at a “penny-stock” firm, Hodson joined a boutique-size firm in Newport Beach, California, and found his niche specializing in early stage nutracuetical and biotechnology companies. Hodson became known as “Bio-Bill”, and researched companies he felt had potential based on their development pipeline. Many companies were pre-human clinical trial stage. He also produced a daily newsletter reporting on developments within the biotechnology index. Hodson created and hosted the Newport Beach Biotechnology Conference, where he invited several companies to present to a group of his firms’ clients and invited guests.

Brad J. Nichols, age 47, Director, President, Chief Operating Officer.
Brad J. Nichols is President and Chief Operating Officer of the Company and a member of the Board of Directors. Mr. Nichols works full-time for LiveWire and is responsible for the day-to-day management of the business operations.

He co-founded the wholly owned subsidiary, LiveWire MC2, LLC, in 2008 with Mr. Bill Hodson.  Mr. Nichols funded the initial growth and development of LiveWire MC2, LLC.  Mr. Nichols brings a solid business background as well as creative vision in product development and strong background in supplier management. Mr. Nichols is a highly effective cross-functional leader, and has helped the company achieve superior levels of financial and operational performance.  Since his college years Mr. Nichols has been driven by entrepreneurial and innovative pursuits, the first being a software development company, New West Software, focused on custom solutions and vertical market applications. The company was formed during his sophomore year at U.C. Davis and successfully developed several software products including a medical imaging solution that allowed radiologists to view brain scans in a stereoscopic 3-D environment as well as transmit images from one location to another for remote viewing.

Other noteworthy accomplishments include development of a custom mortgage processing system to aid brokers in quickly qualifying clients for loan packages, plus a personal information management (PIM) package that was distributed in many major retail locations throughout the country. Mr. Nichols’ logical and systematic approach to problem solving served him well as lead programmer on the PIM project and was an asset during negotiations with the software publisher and the strategic planning for retail channels. He was with the company from 1984 to 1991.

Mr. Nichols then turned his attention to a new endeavor focused on providing specialized graphics support to the aerospace industry. Mr. Nichols became Executive Vice President of Industrial Publications and Graphics, Inc. He managed the daily operations of the business and provided client support for this technical services company. After doubling revenues within the first two years and growing the client base, he was eager to get back into an ownership position. During the following several years, Mr. Nichols attempted to negotiate a buyout of the company from it’s aging owners. After a best-and-final offer was declined, Mr. Nichols left the company to pursue his goals.
In 2000 Mr. Nichols founded and grew LiveWire Corporate Communications, Inc (dba LiveWire Creative Services) into a multi-million dollar vertical market graphics and proposal support company that continues to work on high-profile defense projects for large aerospace and strategic consulting firms throughout the country.  Mr. Nichols successfully negotiated million dollar contracts, managed large production crews and developed innovative and strategic direction for the company.

Notable projects include the UCAS proposal project that resulted in a multi-billion dollar win for the Northrop Grumman Corporation, and daily support of the C-17 program for The Boeing Company resulting in the prestigious Malcolm Baldrige Award for performance excellence given by the President of the United States.

In, 2009 Mr. Nichols turned over operational control of LiveWire Corporate Communications to Ms. Dianne Nichols to dedicate himself to his duties as COO for LiveWire Ergogenics. During his tenure at LiveWire Corporate Communications, Mr. Nichols also started and funded a publications company that focused on the sports industry and leveraged the resources and talents of LiveWire Corp Comm. Projects included developing a highly stylized sports publication, corresponding website, and tradeshow. At one point, a large European publisher made an offer to purchase the publication. And although an agreeable arrangement was not reached, the offer validated the efforts of management and the team members.

Although Mr. Nichols is very driven by entrepreneurial forces, he has demonstrated that he is dedicated to committing to his companies and working towards their success. It is important to note that he has stayed with all of his companies beyond the seven-year mark.

Mr. Nichols earned his Bachelor of Arts degree in Economics from the University of California at Davis.
Richard O. Weed, age 49, Board Member and Secretary.

On December 10, 2009, Richard O. Weed was appointed President, Principal Executive Officer, Chief Financial Officer, Secretary and sole member of the Board of Directors.  Following the appointment of Bill Hodson as Chief Executive Officer and Treasurer and Brad J. Nichols as President on September 2, 2011, Mr. Weed remains on the Board of Directors and serves as Secretary.  For the past 10 years, Mr. Weed has been a partner in Weed & Co. LLP, Newport Beach, CA, a law firm that provides advice on capital formation and business strategy, including litigation. He received a B.B.A. degree from the University of Texas at Austin in 1984, a Juris Doctor degree from St. Mary's University School of Law in 1987 and an M.B.A degree from the University of Southern California in 1992. In addition, Mr. Weed was an Adjunct Professor of Law at Western State University College of Law, Irvine, California from 1994-1996 and an Adjunct Professor of Business at DeVry Institute of Technology, Long Beach, California in 1997. He is currently a member of the State Bar of California and State Bar of Texas.  Mr. Weed devotes 10% of his time to the Company.

In the past five years, Mr. Weed has been involved with a number of companies that have or had reporting obligations under the Exchange Act.

Significant Employees

We have no significant employees other than the executive officers described above.

Family Relationships

There are no familial relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter, or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) had any bankruptcy petition been filed by or against any business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not aware of any reporting person that failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

During 2011, the Company was a “voluntary filer” for purposes of the periodic and current reporting requirements of the Securities and Exchange Commission (the “Commission”).  The Company was a voluntary filer because it did not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or listed on an exchange or in any automated inter-dealer quotation system of any national securities association, and it was no longer required to file reports under Section 15(d) of the Exchange Act. The Company was required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act through the year ended December 31, 2008, but that obligation ended after the Company filed its Form 10-K for the year ended December 31, 2008.  On January 27, 2012, the Company filed a Form 8-A12G to voluntarily register its common stock pursuant to Section 12(g) of the Act

Board Composition

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, with the exact number to be fixed by our shareholders or our Board of Directors. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified. We currently have three directors, Bill J. Hodson, Brad J. Nichols, and Richard O. Weed.   The directors were chosen to serve on the board of directors following the closing of the Purchase Agreement dated June 30, 2011 based upon the specific experiences and qualification discussed in their respective professional biographies set forth above.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. We do not have an audit committee “financial expert.” Our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”) , even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Item 11 - Executive Compensation

Mr. Hodson, Director, Chief Executive Officer, and Treasurer, has a written five year Employment Agreement with the Company.  Mr. Hodson receives base salary of $260,000 per year.  The Employment Agreement contains provisions for an increase to $400,000 per year depending upon certain operating milestones for the Company.

Mr. Nichols, Director, Chief Operating Officer, and President, has a written five year Employment Agreement with the Company.  Mr. Nichols receives base salary of $260,000 per year.  The Employment Agreement contains provisions for an increase to $400,000 per year depending upon certain operating milestones for the Company.

Mr. Weed, Director and Corporate Secretary, is a partner with Weed & Co. LLP.  Weed & Co. LLP has a written fee agreement to perform legal services.  Under the fee agreement, Weed & Co. LLP receives a fixed fee of $10,000 per month.  Further, Mr. Weed receives $1,500 per month for serving as Corporate Secretary.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bill Hodson	2010	10,0000	0	0	0	0	0	0	$10,000
	2011	31,729							$31,729

Brad Nichols	2010	0	0	0	0	0	0	0	$0
	2011	30,762							$30,762

Richard Weed	2010	0	0	0	0	0	0	$18,000	$18,000
	2011	0	0	0	0	0	0	$18,000	$18,000

The Outstanding Equity Awards at Fiscal Year-End table has been omitted because there were no outstanding equity awards at fiscal year-end.

The Director Compensation table is omitted because each director is a named executive officer and the compensation for service as a director is reflected in the Summary Compensation Table.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of March 31, 2012, of our voting securities by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our directors and executive officers; and all of our directors and executive officers as a group.  The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Except as set forth below, applicable percentages are based upon 53,645,767 shares of Common Stock outstanding as of March 31, 2012.  The Company’s Series A Preferred Stock has 1,000 votes per share and votes with the Common Stock on all matters.  As such, the owners of the Company’s Series A Preferred Stock have 1,000,000,000 votes on all matters, plus have the right to elect three persons to the Company’s board of directors.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Bill Hodson, Board Member, Chief Executive Officer, Treasurer	Common Stock (1) Series A Preferred Stock	10,476,240 500,000	20 50	% %
Brad J. Nichols, Board Member, President, Chief Operating Officer	Common Stock (2) Series A Preferred Stock	12,341,846 500,000	23 50	% %
Richard 0. Weed, Board Member, Corporate Secretary	Common Stock (3)	2,670,000	5%

All officers and Directors as a Group	Common Stock	25,488,086	48%

(1) includes 523,620 Class A Common Stock Purchase Warrants that grants the holder the right to purchase 1 share of common stock at $1.00 per share any time before January 31, 2016.
(2) includes 523,620 Class A Common Stock Purchase Warrants that grants the holder the right to purchase 1 share of common stock at $1.00 per share any time before January 31, 2016 and 782,803 shares of common stock and 782,803 Class A Common Stock Purchase Warrants owned by Mr. Nichols’s wife Diane Nichols through LiveWire Corporate Communications, Inc.
(3) includes 535,000 Class A Common Stock Purchase Warrants that grants the holder the right to purchase 1 share of common stock at $1.00 per share any time before January 31, 2016.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Mr. Hodson, Director, Chief Executive Officer, and Treasurer, has a written five year Employment Agreement with the Company.  Mr. Hodson receives base salary of $260,000 per year.  The Employment Agreement contains provisions for an increase to $400,000 per year depending upon certain operating milestones for the Company.

Mr. Nichols, Director, Chief Operating Officer, and President, has a written five year Employment Agreement with the Company.  Mr. Nichols receives base salary of $260,000 per year.  The Employment Agreement contains provisions for an increase to $400,000 per year depending upon certain operating milestones for the Company.

Mr. Weed, Director and Corporate Secretary, is a partner with Weed & Co. LLP.  Weed & Co. LLP has a written fee agreement to perform legal services.  Under the fee agreement, Weed & Co. LLP receives a fixed fee of $10,000 per month.  Further, Mr. Weed receives $1,500 per month for serving as Corporate Secretary.  On July 19, 2011, the Company issued 1,000,000 shares of the newly created Series A Preferred Stock to Weed & Co. LLP in exchange for a $100,000 reduction of the outstanding accounts payable, being the equivalent of One Cent ($0.1) per share of Series A Preferred Stock.  Mr. Weed transferred the 1,000,000 shares of the newly created Series A Preferred Stock to Rick Darnell.

Item 14 – Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Sherb & Co., LLP has served as the Company’s auditor since 2008. Sherb & Co., LLP was retained as the Company’s auditors subsequent to the Purchase Agreement accounted for as a reverse acquisition under the purchase method for a business combination.

		December 31, 2011	December 31, 2010
(i)	Audit Fees	$33,000	$14,000
(ii)	Audit Related Fees	-	-
(iii)	Tax Fees	-	-
(v)	All Other Fees	4,500	-
Total fees		$37,500	$14,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Sherb & Co., LLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre- approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No.	Description
2.1	Purchase Agreement dated June 30 , 2011 incorporated by reference from Form 8-K filed September 2, 2011 (SEC Accession No. 0001013762-11-002422)
3.1(i)	Articles of Incorporation incorporated by reference from Form S-1 filed February 11, 2008 (SEC Accession No. 0001013762-08-000306)
3.1(ii)	Certificate of Amendment on Name Change to SF Blu Vu, Inc. incorporated by reference from Form 8-K filed October 16, 2009 (SEC Accession No. 0001013762-09-001684)
3.1(iii)	Certificate of Amendment on Name Change to LiveWire Ergogenics, Inc. incorporated by reference from Form 8-K filed November 14, 2011 (SEC Accession No. 0001013762-11-003020)
3.2	Bylaws incorporated by reference from Form S-1 filed February 11, 2008 (SEC Accession No. 0001013762-08-000306)
4.1	Certificate of Designation of the Series A Preferred Stock
10.1	Purchase Agreement dated June 30 , 2011 incorporated by reference from Form 8-K filed September 2, 2011 (SEC Accession No. 0001013762-11-002422)
10.2	Fee Agreement with Weed & Co. LLP dated July 1, 2011 incorporated by reference from Form 8-K/A filed November 28, 2011 (SEC Accession No. 0001013762-11-003194)
10.3	Executive Employment Agreement – Brad Nichols dated July 20, 2011 incorporated by reference from Form 8-K/A filed November 28, 2011 (SEC Accession No. 0001013762-11-003194)
10.4	Executive Employment Agreement – Bill Hodson dated July 20, 2011 incorporated by reference from Form 8-K/A filed November 28, 2011 (SEC Accession No. 0001013762-11-003194)
10.5	Contingent Option Agreement dated July 21, 2011 incorporated by reference from Form 8-K/A filed November 28, 2011 (SEC Accession No. 0001013762-11-003194)
21.1	Subsidiaries of the Registrant filed herewith.
31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Executive Officer filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Accounting Officer filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 filed herewith.
32.2	Chief Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 filed herewith.
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

LIVEWIRE ERGOGENICS INC.

Dated: April 16, 2012	By:	/s/Bill J. Hodson
Bill J. Hodson
Chief Executive Officer
Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed as of April 16, 2012, by the following persons in the capacities indicated.

Dated: April 16, 2012

	By:	/s/ Bill J. Hodson
Name: Bill J. Hodson
Title: Director, Chief Executive Officer, and Chief Accounting Officer

Dated: April 16, 2012

	By:	/s/ Brad Nichols
Name: Brad Nichols
Title: Director and Chief Operating Officer

Dated: April 16, 2012

	By:	/s/ Richard O. Weed
Name: Richard O. Weed
Title: Director and Secretary