Form 10-Q
period 2012-03-31
LIVEWIRE ERGOGENICS INC.
filed 2012-05-21
CIK 1421289

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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

The number of shares of Common Stock of the issuer outstanding as of May 10, 2012 was 54,300,767.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

LiveWire Ergogenics, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,879	$31,454
Accounts receivable	15,730	10,188
Inventory, net	61,431	44,979
Prepaid and other current assets	8,430	12,180
Total current assets	90,470	98,801

Property and Equipment, net	3,530	7,595

Total assets	$94,000	$106,396

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$88,183	$37,138
Accounts payable - Related party	236,341	737,182
Notes payable	52,998	67,400
Advances from stockholders	47,521	47,521
Total liabilities	425,043	889,241

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 1,000,000 and 1,000,000 issued and
outstanding at March 31, 2012 and December 31,
2011, respectively	100	100
Common stock, $.0001 par value, 100,000,000 shares
authorized, 53,680,767 and 50,812,599 issued and
outstanding at March 31, 2012 and December 31,
2011, respectively	5,368	5,081
Subscription Receivable	(42,000)	-
Additional paid-in-capital	935,793	194,166
Accumulated Deficit	(1,230,304)	(982,192)
Total stockholders' deficit	(331,043)	(782,845)

	$94,000	$106,396

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Operations
 (Unadited)

	For the three months ended
	March 31,
	2012	2011

Income
Sales	$44,128	$22,562
Cost of goods sold	46,042	22,899
Gross Profit (Loss)	(1,914)	(337)

Expenses
Selling Costs	22,759	5,642
General and Administrative Costs	223,110	33,874
Total Expenses	245,869	39,516

Other Expenses
Interest Expense	329	252

Net Loss	$(248,112)	$(40,105)

Basic and diluted loss per share
	$(0.01)	$(0.00)
Weighted average shares
outstanding - basic and diluted	40,087,218	30,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the three months ended
	March 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(248,112)	$(40,105)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	507	851
Change in operating assets and liabilities:
Accounts Receivable	(5,542)	4,011
Inventory	(16,453)	-
Prepaid and other assets	3,750	-
Accrued interest	598	-
Accounts payable and accrued expenses	53,671	31,189
Accounts Payable - Related Party	103,948	-
Net cash used in operating activities	(107,633)	(4,054)

Cash Flows From Investing Activities
Sale of equipment	3,558	-
Net cash provided by investing activities	3,558	-

Cash Flows From Financing Activities
Proceeds from notes payable	10,000	-
Shares issued for cash	67,500	-
Capital contributions	-	15,000
Net cash provided by financing activities	77,500	15,000

Net (Decrease) Increase in Cash	(26,575)	10,946
Cash at Beginning of Period	31,454	1,813

Cash at End of Period	$4,879	$12,759

Supplimental Disclosure of Cash Flow Information
Shares issued for accounts payable	$(2,625)	$-
Shares issued for accounts payable - related parties	$(395,341)	$-
Shares issued for accrued salaries	$(209,448)	$-
Common stock issued for payment of notes payable	$(25,000)	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company

LiveWire MC2, LLC (“LVWR”) was organized under the laws of the State of California on January 7, 2008 as a limited liability company. LVWR was formed for the purpose of developing and marketing consumable energy supplements. LVWR adopted December 31 as the fiscal year end.

On June 30, 2011, LVWR, together with its members, entered into a purchase agreement (the “Purchase Agreement”), for a share exchange with SF Blu Vu, Inc., (“SF Blu”), a public Nevada shell corporation. SF Blu Vu Inc. was formed in Nevada on October 9, 2007 under the name Semper Flowers, Inc. On May 15, 2009 the Company changed its name to SF Blu Vu, Inc. The Purchase Agreement was ultimately completed on August 31, 2011. Under the terms of the purchase agreement (the “Purchase Agreement”), SF Blu issued 30,000,000 of their common shares for 100% of the members’ interest in LVWR. Subsequent to the Purchase Agreement, the members of LVWR owned 60% of common shares of SF Blu, effectively obtaining operational and management control of SF Blu. For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of business combinations, and accordingly the transaction has been treated as a recapitalization of LVWR, the accounting acquirer in this transaction, with SF Blu (the shell) as the legal acquirer.

Subsequent to the Purchase Agreement the financial statements presented are those of LVWR, as if the Purchase Agreement had been in effect retroactively for all periods presented. Immediately following completion of the Purchase Agreement, LVWR and their stockholders had effective control of SF Blu even though SF Blu had acquired LVWR. For accounting purposes, LVWR will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of LVWR i.e., a capital transaction involving the issuance of shares by SF Blu for the members’ interest in LVWR. Accordingly, the assets, liabilities and results of operations of LVWR, became the historical financial statements of SF Blu at the closing of the Purchase Agreement, and SF Blu’s assets, liabilities and results of operations have been consolidated with those of LVWR commencing as of August 31, 2011, the date of the Purchase Agreement closed. SF Blu is considered the accounting acquiree, or legal acquiror, in this transaction. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with transaction have been charged to additional paid-in-capital.

Subsequent to the Purchase Agreement being completed, SF Blu as the legal acquiror and surviving company, together with their controlling stockholders from LVWR changed the name of SF Blu to LiveWire Ergogenics, Inc. (“LiveWire”) on September 20, 2011. Hereafter, SF Blu, LVWR, or LiveWire are referred to as the “Company”, unless specific reference is made to an individual entity.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

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
(UNAUDITED)
March 31, 2012

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

In March 2012, Bill Hodson and Brad Nichols exercised their rights under the Contingent Option Agreement dated July 21, 2011 with Rick Darnell. Based upon the Agreement and fulfillment of contingencies in the Agreement, Bill Hodson and Brad Nichols each acquired 500,000 shares of the Series A from Rick Darnell for $2.00.

Interim Financial Statements

These unaudited financial statements as of and for the three months ended March 31, 2012 and 2011 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2011 and 2010 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the year ended March 31, 2012 and 2011 was $22,759 and $5,642, respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $6,732 and $6,732, respectively.

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at March 31, 2012 and at December 31, 2011.

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
(UNAUDITED)
March 31, 2012

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

The carrying amounts of the Company’s financial instruments as of March 31, 2011 and December 31, 2011 reflect:

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

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recognition of Revenue

Sales are recorded at the time title of goods sold passes to customers, which based on shipping terms which generally occurs when the product is shipped to the customer and collectability is reasonably assured. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant price adjustments after a sale is complete.  The Company warrants its products sold on the internet with a right of exchange by means of an approved Return Merchandise Authorization (RMA).  Returns of unused merchandise are similarly authorized. Warranty and return policy for product sold through retail distribution channels is negotiated with each customer.

Shipping costs

Shipping costs are included in cost of goods sold and totaled $9,016 and $3,717 for the three months ended March 31, 2012 and 2011, respectively.

Net Loss Per Share

Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares include the Series A Preferred Stock which are convertible into common shares. The Series A Preferred Stock are not included in the computation of fully diluted per share results a as their effect would be anti-dilutive.

Recent Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2011 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

NOTE 3 – GOING CONCERN

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $248,112 for the three months ended March 31, 2012, and has an accumulated deficit of $1,230,304 as of March 31, 2012.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2012	2011

Equipment (Automobiles)	$6,080	$13,196
Accumulated depreciation	(2,550)	(5,601)
Total	$3,530	$7,595

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

Depreciation expense amounted to $507 and $851 for the three months ended March 31, 2012 and 2011 respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

NOTE 5 – INVENTORY

	March 31,	December 31,
	2012	2011

Finished Goods	$6,700	$5,551
Packaging materials and production supplies	59,731	44,428
	66,431	49,979
Reserve on inventory	(5,000)	(5,000)
	$61,431	$44,979

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

During the three months ended March 31, 2012, the Company incurred $30,000 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company  incurred $4,500 during the three months ended March 31, 2012, payable to Richard Weed for his services as an officer.

$160,500 in accounts payable - related parties due to Weed & Co. was settled during the quarter ended March 31, 2012 with the issuance of 535,000 shares of the Company’s common stock and 535,000 Class A warrants. These warrants are exercisable at $1 per share and expire January 31, 2016.

$234,841 in accounts payable – related parties, due to an entity controlled by the Company’s controlling shareholders, was converted into 782,803 shares of the Company’s common stock and 782,803 Class A warrants. These warrants are exercisable at $1 per share and expire January 31, 2016.

Stockholders advance loans to the Company from time to time to provide financing for operations.

	March 31,	December 31,
	2012	2011
Advances from stockholders	$47,521	$47,521

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 1, 2011 the Company entered into an agreement with a stockholder whereby the stockholder would provide legal services at a monthly rate of $10,000. The term of the agreement is one year.

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

During the three months ended March 31, 2012, a total of $209,343, due under these employment agreements, were converted into 1,047,240 shares of the Company’s common stock and Class A warrants to purchase 1,047,240 shares of the Company’s common stock at $1 per shares. These warrants expire on January 31, 2016.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

NOTE 8 – NOTES PAYABLE

On September 9, 2011 the Company entered into an unsecured $10,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On October 15, 2011 the Company entered into an unsecured $15,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On November 17, 2011 the Company entered into an unsecured $2,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On December 22, 2011 the Company entered into an unsecured $15,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On December 30, 2011 the Company entered into an unsecured $25,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full. In February 2012, this note was fully converted into 125,000 shares at $0.20 per share.

On January 20, 2012 the Company entered into an unsecured $10,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

During the three months ended March 31, 2012, the Company recorded accrued interest of $798 related to notes payable.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

As a result of the reverse merger, the shares of the Company outstanding prior to the closing of the Purchase Agreement are treated as having been issued as of that date, whereas the shares issued in connection with the purchase Agreement are treated as having been issued since inception for all periods presented.

Prior to the Purchase Agreement the Company had 19,933,529 outstanding shares of common stock. Of which 15,000,000 common shares were sold on May 16, 2011 at the par value of $0.001 per share for total proceeds of $15,000.

In December 2011, 879,070 shares of common stock were issued to satisfy $174,500 of notes payable.

During the quarter ended March 31, 2012 the Company issued 365,000 shares of common stock and 365,000 Class A warrants related to a stock purchase agreement for $67,500. These warrants are exercisable at $1 per share and expire January 31, 2016.

The funds relating to 140,000 of the total 365,000 shares which total $42,000 will be collected in subsequent periods and has been recorded as subscription receivable.

In February, 2012, the Company issued 13,125 shares of common stock to satisfy an accounts payable balance amounting to $2,625.

In February 2012, the Company issued 125,000 shares to satisfy $25,000 of notes payable.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

In March 2012, the Company issued 1,317,803 shares of common stock and 1,317,803 class A warrants to satisfy $395,341 in accounts payable due to related parties. These warrants are exercisable at $1 per share and expire January 31, 2016.

Also in March 2012, the Company issued 1,047,240 shares of common stock and 1,047,240 class A warrants to satisfy $209,448 in accrued salaries owed to two officers of the Company. These warrants are exercisable at $1 per share and expire January 31, 2016.

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

In March 2012, Bill Hodson and Brad Nichols exercised their rights under the Contingent Option Agreement dated July 21, 2011 with Rick Darnell. Based upon the Agreement and fulfillment of contingencies in the Agreement, Bill Hodson and Brad Nichols each acquired 500,000 shares of the Series A from Rick Darnell for $2.00.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

NOTE 10 – SUBSEQUENT EVENTS

Between April 5, 2012 and May 14, 2012, the Registrant sold 745,000 shares of common stock and 745,000 Class A Common Stock Purchase Warrants to 7 persons for $223,500. The Registrant used $.30 per share as the cost basis for the issuance of the shares and $0.01 per warrant for the common stock purchase warrants. These warrants are exercisable at $1 per share and expire January 31, 2016.

On April 10, 2012, the Registrant issued a $25,000 Promissory Note to a non-U.S. based investor.  The Note bears interest at 6% per annum and is payable upon demand.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the three months ended March 31, 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to an energy drink, such as Red Bull or 5-Hour Energy, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three months ended March 31, 2012 and 2011 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three months ended March 31, 2012

During the three months ended March 31, 2012, we incurred a net loss of $248,112.  During the three months ended March 31, 2011, we incurred a net loss of $40,105.

Comparison of the results of operations for the three months ended March 31, 2012 and 2011

Sales.  During the three months ended March 31, 2012, sales of our products amounted to $44,128, as compared to $22,562 respectively, in the corresponding 2011 periods. Increases in our sales in the 2012 periods, result from our continued marketing efforts and increased distribution chain.

Costs and Expenses

General and Administrative. During the three months ended March 31, 2012, general and administrative expenses amounted to $223,110, as compared to $33,874 respectively, in the corresponding 2011 period. The increase in general and administrative expenses in 2012 results from increases in salaries, legal expenses, contract labor and office expenses.

Going Concern

We have an accumulated deficit of $1,230,304 and our current liabilities exceeded our current assets by $334,573 as of March 31, 2012. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2012, we will focus on attempting to continue increase our revenue through the sale of our products which we hope to achieve through increased market penetration.

Liquidity and Capital Resources

During our most recent quarter ended March 31, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2012.

Working Capital. As of March 31, 2012, we had a working capital deficit of $334,573 and cash of $4,879, while at December 31, 2011 we had a working capital deficit of $790,440 and cash of $31,454. The decrease in our working capital deficit is primarily attributable to the issuance of shares to satisfy various accounts payable and accrued expenses and notes payable.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011

Net cash used in operating activities	$(107,633)	$(4,054)
Net cash provided by (used) in investing activities	$3,558	$-
Net cash provided by financing activities	$77,500	$15,000

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was related to the sale of an automobile.

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

Item 4.  Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed three months ended March 31, 2012, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

In light of these material weaknesses, we performed additional analysis and procedures in order to conclude that our financial statements included in this report were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that despite our material weaknesses, our financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so. We have also hired a new financial consultant who possesses additional financial reporting experience to assist the Company in future fillings.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2012. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1a.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2  Unregistered Sales of Equity Securities and Use Of Proceeds

On February 3, 2012, the Company sold 125,000 shares for $25,000 ($.20 per share) to a note holder.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On February 3, 2012, the Company issued 13,125 shares to a business consultant for services rendered valued at $2,625.  The Company uses fair value as the measurement objective in accounting for all share-based payments.  Due to limited trading in the Company’s common stock, the Company does not believe observable market prices of identical equity were available.  As such, the Company used $.20 per share (a cash sale on the same day) to record the transaction in a manner consistent with fair value as the measurement objective in accounting for all share-based payments.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On February 3, 2012, the Company’s Board of Directors approved the sale of up to 1,000 Units of its securities at a purchase price of $3,000 per Unit with each Unit consisting of 10,000 shares of common stock and 10,000 common stock purchase warrants.  Each common stock purchase warrant shall grant the holder the right to purchase 1 share of common stock at $1.00 per share any time before January 31, 2016.  For accounting purposes, the Company allocated the Unit purchase price as follows: $2,900 ($0.29/share) for the shares of common stock and $100 ($0.01/warrant) for the common stock purchase warrants.  The Company sold 30,000 shares of common stock and 30,000 common stock purchase warrants for $9,000 under Subscription Agreements with 3 accredited investors.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On February 17, 2012, the Company sold 5 Units (50,000 shares of common stock and 50,000 common stock purchase warrants) for $15,000 under Subscription Agreements with 3 accredited investors.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On February 24, 2012, the Company sold 4 Units (40,000 shares of common stock and 40,000 common stock purchase warrants) for $12,000 under Subscription Agreements with 2 accredited investors.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On March 14, 2012, the Company sold 70 Units (210,000 shares of common stock and 210,000 common stock purchase warrants for $63,000) (accounted for as $17,100 cash and $45,900 subscription receivable) under Subscription Agreements with 5 accredited investors.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On March 14, 2012, the Company reached agreements to satisfy amounts due to certain related parties for amounts due and owing at February 29, 2012.  The Company issued 2,365,043 shares of common stock and 2,365,043 common stock purchase warrants to settle $604,789 owed to related parties. These warrants are exercisable at $1 per share and expire January 31, 2016. The Company uses fair value as the measurement objective in accounting for all share-based payments.  Due to limited trading in the Company’s common stock, the Company does not believe observable market prices of identical equity were available.  As such, the Company used $.20 per share (based upon the Employment Agreements with the officers of the Company) and the equivalent of the Unit price ($2,900 ($0.29/share) for the shares of common stock and $100 ($0.01/warrant) for the common stock purchase warrants) to record the transaction in a manner consistent with fair value as the measurement objective in accounting for all share-based payments.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

LIVEWIRE ERGOGENICS, INC.

May 21, 2012	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer