Form 10-Q
period 2012-06-30
LIVEWIRE ERGOGENICS INC.
filed 2012-08-20
CIK 1421289

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

The number of shares of Common Stock of the issuer outstanding as of August 14, 2012 was 55,545,101.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

LiveWire Ergogenics, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$31,454
Accounts receivable	36,368	10,188
Inventory, net	90,442	44,979
Prepaid and other current assets	930	12,180
Total current assets	127,740	98,801

Property and Equipment, net	18,332	7,595

Total assets	$146,072	$106,396

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Cash overdraft	$2,110	$-
Accounts payable and accrued expenses	78,869	37,138
Accounts payable - Related party	246,259	737,182
Notes payable	84,500	67,400
Advances from stockholders	47,521	47,521
Total liabilities	459,259	889,241

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	100	100
Common stock, $.0001 par value, 100,000,000 shares
authorized, 55,545,101 and 50,812,599 issued and
outstanding at June 30, 2012 and December 31,
2011, respectively	5,554	5,081
Subscription Receivable	(54,500)	-
Additional paid-in-capital	1,469,157	194,166
Accumulated Deficit	(1,733,498)	(982,192)
Total stockholders' deficit	(313,187)	(782,845)

	$146,072	$106,396

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Operations
 (Unadited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2012	2011	2012	2011

Income
Sales	$109,146	$369,680	$65,018	$347,118
Cost of goods sold	78,023	192,501	31,981	169,602
Gross Profit (Loss)	31,123	177,179	33,037	177,516

Expenses
Selling Costs	57,633	10,904	34,874	5,262
General and Administrative Costs	724,267	97,240	501,157	63,366
Total Expenses	781,900	108,144	536,031	68,628

Other Expenses
Interest Expense	529	915	200	663

Net (Loss) Income	$(751,306)	$68,120	$(503,194)	$108,225

Basic and diluted loss per share
	$(0.01)	$0.00	$(0.01)	$0.00
Weighted average shares
outstanding - basic and diluted	50,986,129	30,000,000	53,645,767	30,000,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the six months ended
	June 30,
	2012	2011

Cash Flows From Operating Activities:
Net (loss) income	$(751,306)	$68,120
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	2,405	1,620
Common stock issued for services	258,650	-
Change in operating assets and liabilities:
Accounts Receivable	(26,180)	(111,922)
Inventory	(45,464)	(50,341)
Prepaid and other assets	11,250	-
Accounts payable and accrued expenses	49,357	31,303
Accounts Payable - Related Party	113,866	-
Net cash used in operating activities	(387,422)	(61,220)

Cash Flows From Investing Activities
Purchase of equipment	(16,700)	-
Sale of equipment	3,558	-
Net cash used in investing activities	(13,142)	-

Cash Flows From Financing Activities
Cash overdraft	2,110	-
Proceeds from notes payable	52,100	-
Proceeds from shareholder loan	-	47,590
Shares issued for cash	315,900	-
Proceeds from subscription receivable	9,000	-
Repayment of note payable	(10,000)	-
Capital contributions	-	15,000
Net cash provided by financing activities	369,110	62,590

Net (Decrease) Increase in Cash	(31,454)	1,370

Cash at Beginning of Period	31,454	1,813

Cash at End of Period	$-	$3,183

Supplimental Disclosure of Cash Flow Information
Shares issued for accounts payable	$(7,625)	$-
Shares issued for accounts payable - related parties	$(395,341)	$-
Shares issued for accrued salaries	$(209,448)	$-
Common stock issued for payment of notes payable	$(25,000)	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

 LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
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

Subsequent to the Purchase Agreement the financial statements presented are those of LVWR, as if the Purchase Agreement had been in effect retroactively for all periods presented. Immediately following completion of the Purchase Agreement, LVWR and their stockholders had effective control of SF Blu even though SF Blu had acquired LVWR. For accounting purposes, LVWR will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of LVWR i.e., a capital transaction involving the issuance of shares by SF Blu for the members’ interest in LVWR. Accordingly, the assets, liabilities and results of operations of LVWR, became the historical financial statements of SF Blu at the closing of the Purchase Agreement, and SF Blu’s assets, liabilities and results of operations have been consolidated with those of LVWR commencing as of August 31, 2011, the date the Purchase Agreement closed. SF Blu is considered the accounting acquiree, or legal acquiror, in this transaction. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with transaction have been charged to additional paid-in-capital.

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
JUNE 30, 2012
(UNAUDITED)
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
JUNE 30, 2012
(UNAUDITED)
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

Interim Financial Statements

These unaudited financial statements as of and for the three and six months ended June 30, 2012 and 2011 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2011 and 2010 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the six months ended March 31, 2012 and 2011 was $57,633 and $10,904, respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $17,470 and $6,732, respectively.

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at June 30, 2012 and at December 31, 2011.

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
JUNE 30, 2012
(UNAUDITED)

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

The carrying amounts of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 reflect:

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
JUNE 30, 2012
(UNAUDITED)

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled $13,846 and $6,760 for the six months ended June 30, 2012 and 2011, respectively.

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

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 3 – GOING CONCERN

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $751,306 for the six months ended June 30, 2012, and has an accumulated deficit of $1,733,498 as of June 30, 2012.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2012	2011
	(UNAUDITED)
Equipment (Automobiles)	$26,338	$13,196
Accumulated depreciation	(8,006)	(5,601)
Total	$18,332	$7,595

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

Depreciation expense amounted to $2,405 and $1,620 for the six months ended June 30, 2012 and 2011 respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 5 – INVENTORY

	June 30,	December 31,
	2012	2011
	(UNAUDITED)
Finished Goods	$964	$5,551
Packaging materials and production supplies	94,478	44,428
	95,442	49,979
Reserve on inventory	(5,000)	(5,000)
	$90,442	$44,979

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

During the six months ended June 30, 2012, the Company incurred $60,000 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $9,000 during the six months ended June 30, 2012, payable to Richard Weed for his services to SF Blu as an officer.

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

Stockholders advance loans to the Company from time to time to provide financing for operations.

	June 30,	December 31,
	2012	2011
	(UNAUDITED)
Advances from stockholders	$47,521	$47,521

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 1, 2011 the Company entered into an agreement with a stockholder whereby the stockholder would provide legal services at a monthly rate of $10,000. The term of the agreement is one year.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

During the six months ended June 30, 2012, a total of $209,343, due under these employment agreements, were converted into 1,047,240 shares of the Company’s common stock and Class A warrants to purchase 1,047,240 shares of the Company’s common stock at $1 per shares. These warrants expire on January 31, 2016.

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

On January 20, 2012 the Company entered into an unsecured $10,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full. On May 22, 2012, the Company repaid the $10,000 note in full including accrued interest of $196.

On April 10, 2012, the Company entered into an unsecured $25,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On May 9, 2012 the Company entered into a non-interest bearing unsecured $12,600 note payable that is payable on demand.

On June 19, 2012 the Company entered into a non-interest bearing unsecured $4,500 note payable that is payable on demand.

On December 22, 2011 the Company entered into an unsecured $15,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

During the six months ended June 30, 2012, the Company recorded accrued interest of $798 related to notes payable.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

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

During the six months ended June 30, 2012 the Company issued 1,053,001 shares of common stock and 1,053,001 Class A warrants related to a stock purchase agreement for $315,900. These warrants are exercisable at $1 per share and expire January 31, 2016.

The value relating to 211,667 shares, which total $63,500, have been recorded as subscription receivable. In April 2012, $9,000 was paid and the balance at June 30, 2012 is $54,500.

During the six months ended June 30, 2012, the Company issued 33,125 shares of common stock to satisfy an accounts payable balance amounting to $7,625.

During the six months ended June 30, 2012, the Company issued 944,666 shares of common stock for services valued at $258,650 as payment for compensation to consultants and employees.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the six months ended June 30, 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to an energy drink, such as Red Bull or 5-Hour Energy, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the six and three months ended June 30, 2012 and 2011 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the six months ended June 30, 2012 and 2011

During the six months ended June 30, 2012, we incurred a net loss of $751,306.  During the six months ended June 30, 2011, we incurred net income of $68,120.

Comparison of the results of operations for the six months ended June 30, 2012 and 2011

Sales.  During the six months ended June 30, 2012, sales of our products amounted to $109,146, as compared to $369,680 respectively, in the corresponding 2011 periods. Decreases in our sales in the 2012 periods, result from the loss of a customer responsible for $277,390 of sales during the six month period ended June 30, 2011.

Costs and Expenses

General and Administrative. During the six months ended June 30, 2012, general and administrative expenses amounted to $724,267, as compared to $97,240 respectively, in the corresponding 2011 period. The increase in general and administrative expenses in 2012 results from increases in salaries, legal expenses, contract labor and office expenses.

Company Overview for the three months ended June 30, 2012 and 2011

During the three months ended June 30, 2012, we incurred a net loss of $503,194.  During the three months ended June 30, 2011, we achieved net income of $108,225.

Comparison of the results of operations for the three months ended June 30, 2012 and 2011

Sales.  During the three months ended June 30, 2012, sales of our products amounted to $65,018, as compared to $347,118 respectively, in the corresponding 2011 periods. Decreases in our sales in the 2012 periods, result from the loss of a customer responsible for $277,390 of sales during the three month period ended June 30, 2011.

Costs and Expenses

General and Administrative. During the three months ended June 30, 2012, general and administrative expenses amounted to $501,157, as compared to $63,366 respectively, in the corresponding 2011 period. The increase in general and administrative expenses in 2012 results from increases in salaries, legal expenses, contract labor and office expenses.

Going Concern

We have an accumulated deficit of $1,733,498 and our current liabilities exceeded our current assets by $331,519 as of June 30, 2012. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2012, we will focus on attempting to continue increase our revenue through the sale of our products which we hope to achieve through increased market penetration.

Liquidity and Capital Resources

During the six months ended June 30, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2012.

Working Capital. As of June 30, 2012, we had a working capital deficit of $331,519 and cash of $0, while at June 30, 2011 we had a working capital deficit of $790,440 and cash of $31,454. The decrease in our working capital deficit is primarily attributable to the issuance of shares to satisfy various accounts payable and accrued expenses and notes payable.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011

Net cash used in operating activities	$(387,422)	$(61,220)
Net cash used in investing activities	$(13,142)	$-
Net cash provided by financing activities	$369,110	$62,590

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 was related to the sale of an automobile for $3,558 and the purchase of a vehicle for $16,700.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities relates primarily to cash received from sales of our common stock and issuance and payment of our notes payable.

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

Item 4.  Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed three months ended June 30, 2012, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2012. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1a.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2  Unregistered Sales of Equity Securities and Use Of Proceeds

On April 16, 2012, the Company sold Units (65,000 shares of common stock and 65,000 common stock purchase warrants) for $19,500 under Subscription Agreements with 4 accredited investors.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On April 16, 2012, the Company reached agreements to satisfy amounts due to 3 creditors for accounts payable for amounts due and owing equal to $5,000 by issuing 20,000 shares of common stock and 20,000 common stock purchase warrants.  The Company uses fair value as the measurement objective in accounting for all share-based payments.  Due to limited trading in the Company’s common stock, the Company does not believe observable market prices of identical equity were available.  As such, the Company used $.25 per share (based upon the agreement with the 3 creditors) to record the transaction in a manner consistent with fair value as the measurement objective in accounting for all share-based payments.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On April 16, 2012, the Company issued shares and warrants to eight persons who are consultants and advisors to the Company as bonus compensation.  The Company recorded compensation expense of $123,750 by issuing 495,000 shares of common stock and 495,000 common stock purchase warrants.  The Company uses fair value as the measurement objective in accounting for all share-based payments.  Due to limited trading in the Company’s common stock, it is different for management to value the shares issued as compensation. Nonetheless, based upon the closing bid price of $0.25 per share on April 13, 2012 and recent sales of Units cash at the equivalent of $0.29 per share, management expensed the shares issued as compensation at $0.25 per share.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On May 2, 2012, the Company sold Units (105,000 shares of common stock and 105,000 common stock purchase warrants) for $31,500 under Subscription Agreements with 11 accredited investors.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On May 24, 2012, the Company sold Units (650,000 shares of common stock and 650,000 common stock purchase warrants) for $195,500 under Subscription Agreements with 6 accredited investors.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On June 28, 2012, the Company issued shares and warrants to six persons who are consultants and advisors to the Company as bonus compensation.  The Company recorded compensation expense of $134,900 by issuing 449,666 shares of common stock and 449,666 common stock purchase warrants.  The Company uses fair value as the measurement objective in accounting for all share-based payments.  Due to limited trading in the Company’s common stock, the Company does not believe observable market prices of identical equity were available.  As such, the Company used the equivalent of the Unit price ($2,900 ($0.29/share) for the shares of common stock and $100 ($0.01/warrant) for the common stock purchase warrants) to record the transaction in a manner consistent with fair value as the measurement objective in accounting for all share-based payments.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On June 28, 2012, the Company sold Units (144,668 shares of common stock and 144,668 common stock purchase warrants) for $43,400 under Subscription Agreements with 8 accredited investors.  There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates.  The person who received securities has such knowledge in business and financial matters that he is capable of evaluating the merits and risks of the transaction.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

LIVEWIRE ERGOGENICS, INC.

August 20, 2012	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer