Form 10-Q
period 2012-09-30
LIVEWIRE ERGOGENICS INC.
filed 2012-11-21
CIK 1421289

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

1747 S. Douglass Road, Anaheim, CA 92806
(Current Address of Principal Executive Offices)

Phone number: 714-940-0155
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

The number of shares of Common Stock of the issuer outstanding as of November 19, 2012 was 55,555,101.

EXPLANATORY NOTE

Livewire Ergogenics, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Report”) on the date hereof in reliance on Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder (the “Order”) promulgated by the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (Securities Exchange Act of 1934 – Release No. 68224).

The Company was not able to meet the SEC mandated filing deadline for the Report due to Hurricane Sandy. The Company’s certified public accounting firm hired to review the Report and the financial statements contained herein, Sherb & Co., LLP (“Sherb”), is located in New York, New York. Sherb’s offices were closed during Hurricane Sandy and for approximately one week thereafter due to lack of power, heat and telephone service. Because of Hurricane Sandy, Sherb was not able to provide its accounting review service in a timely fashion. Because of this delay, the Company was not able to file the Report until today.

LiveWire Ergogenics, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,536	$31,454
Accounts receivable	8,952	10,188
Inventory, net	79,410	44,979
Prepaid and other current assets	930	12,180
Total current assets	93,828	98,801

Property and Equipment, net	16,433	7,595

Total assets	$110,261	$106,396

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$117,497	$37,138
Accounts payable - Related party	281,839	737,182
Notes payable	141,480	67,400
Advances from stockholders	47,521	47,521
Total liabilities	588,337	889,241

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	100	100
Common stock, $.0001 par value, 100,000,000 shares
authorized, 55,545,101 and 50,812,599 issued and
outstanding at September 30, 2012 and December 31,
2011, respectively	5,554	5,081
Subscription Receivable	(54,500)	-
Additional paid-in-capital	1,469,157	194,166
Accumulated Deficit	(1,898,387)	(982,192)
Total stockholders' deficit	(478,076)	(782,845)

	$110,261	$106,396

LiveWire Ergogenics, Inc.
Consolidated Statements of Operations
 (Unadited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Income
Sales	$135,674	$402,122	$26,528	$32,442
Cost of goods sold	100,625	231,577	22,602	32,315
Gross Profit (Loss)	35,049	170,545	3,926	127

Expenses
Selling Costs	64,181	26,414	6,548	15,510
General and Administrative Costs	885,259	240,643	160,992	151,209
Total Expenses	949,440	267,057	167,540	166,719

Other Expenses
Interest Expense	1,804	801	1,275	297

Net Loss	$(916,195)	$(97,313)	$(164,889)	$(166,889)

Basic and diluted loss per share
	$(0.02)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares
outstanding - basic and diluted	53,766,379	39,966,764	54,240,101	49,933,529

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2012	2011
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(916,195)	$(97,313)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,305	1,620
Common stock issued for services	258,650	-
Change in operating assets and liabilities:
Cash overdraft	-	-
Accounts Receivable	1,236	(11,746)
Inventory	(34,432)	(49,287)
Prepaid and other assets	11,250	-
Accounts payable and accrued expenses	87,584	112,067
Accounts Payable - Related Party	149,446	(68,500)
Net cash used in operating activities	(438,156)	(113,159)

Cash Flows From Investing Activities
Cash received upon recapitalization	-	10,088
Purchase of equipment	(16,700)	(2,990)
Sale of equipment	3,558	-
Net cash used in by investing activities	(13,142)	7,098

Cash Flows From Financing Activities
Proceeds from notes payable	67,100	272,500
Proceeds from shareholder loan	42,380	4,671
Shares issued for cash	315,900	-
Proceeds from subscription receivable	9,000	-
Repayment of note payable	(10,000)	(150,000)
Capital contributions	-	15,000
Net cash provided by financing activities	424,380	142,171

Net (Decrease) Increase in Cash	(26,918)	36,110

Cash at Beginning of Period	31,454	1,813

Cash at End of Period	$4,536	$37,923

Supplemental disclosures of cashflow information:
Interest paid in cash	$-	$2,726
Taxes paid in cash	$-	$-

Supplemental Schedules of Noncash Investing and Financing Activities:
Shares issued for accounts payable	$(7,625)	$-
Shares issued for accounts payable - related parties	$(395,341)	$-
Shares issued for accrued salaries	$(209,448)	$-
Common stock issued for payment of notes payable	$(25,000)	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Interim Financial Statements

These unaudited financial statements as of and for the three and nine months ended September 30, 2012 and 2011 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2011 and 2010 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the nine months ended September 30, 2012 and 2011 was $64,181 and $26,414, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $22,422 and $6,732, respectively.

Basis of Accounting

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at September 30, 2012 and at December 31, 2011.

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amounts of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 reflect:

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

SEPTEMBER 30, 2012

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled $16,830 and $9,557 for the nine months ended September 30, 2012 and 2011, respectively.

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

NOTE 3 – GOING CONCERN

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $916,195 for the nine months ended September 30, 2012, and has an accumulated deficit of $1,898,387 as of September 30, 2012.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 3 – GOING CONCERN (CONTINUED)

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

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2012	2011
	(Unaudited)
Equipment (Automobiles)	$26,338	$13,196
Accumulated depreciation	(9,904)	(5,601)
Total	$16,433	$7,595

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

Depreciation expense amounted to $4,305 and $1,620 for the nine months ended September 30, 2012 and 2011 respectively.

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 5 – INVENTORY

	September 30,	December 31,
	2012	2011
	(Unaudited)
Finished Goods	$3,740	$5,551
Packaging materials and production supplies	75,670	44,428
	79,410	49,979
Reserve on inventory	-	(5,000)
	$79,410	$44,979

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

During the nine months ended September 30, 2012, the Company incurred $90,000 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $13,500 during the nine months ended September 30, 2012, payable to Richard Weed for his services to SF Blu as an officer.

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

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

During the nine months ended September 30, 2012, a total of $209,343, due under these employment agreements, were converted into 1,047,240 shares of the Company’s common stock and Class A warrants to purchase 1,047,240 shares of the Company’s common stock at $1 per shares. These warrants expire on January 31, 2016.

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

On August 1, 2012 the Company entered into an unsecured $10,000 note payable that is due on December 31, 2012 and bears interest at 10% per annum. In addition the note holder was to receive 50,000 shares valued at $0.30 per share upon execution of the note. The note holder has yet to receive the shares. As such the Company recorded the $15,000 value of the shares as accrued interest until the shares are delivered.

On September 1, 2011 the Company entered into an unsecured $5,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

During the nine months ended September 30, 2012, the Company recorded accrued interest of $18,153 related to notes payable.

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The value relating to 211,667 shares, which total $63,500, have been recorded as subscription receivable. In April 2012, $9,000 was paid and the balance at September 30, 2012 is $54,500.

During the nine months ended September 30, 2012, the Company issued 33,125 shares of common stock to satisfy an accounts payable balance amounting to $7,625.

During the six months ended June 30, 2012, the Company issued 944,666 shares of common stock for services valued at $258,650 as payment for compensation to consultants and employees.

Preferred Stock

As noted earlier in contemplation, and in connection with the Purchase Agreement, the Company issued 1,000,000 shares of Series A Preferred Stock (“Series A”).

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

LiveWire Ergogenics Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 10 - RESTATEMENT OF SEPTEMBER 30, 2011 FINANCIAL RESULTS

The consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the as of and for the three and nine months ended September 30, 2011 has been restated to reflect the recording of marketing and product development costs, and general and administrative costs, from an entity controlled by the controlling shareholders of the Company, a related party. In additions expenses related to reserve for accounts receivable was not adequately provided for and items reflected as fixed assets should have been expensed and the depreciable lives of the remaining fixed assets required adjustment as well. The recording of these correction for the nine and three months ended September 30, 2011 has resulted in a decrease of net loss by $466,051for the nine months ended September 30, 2011, and an increase in net loss of $3,467 for the three months ended September 30, 2011. The recording of these corrections for the nine and three month ended September 30, 2011 are related to expenses from a related party that have been recorded in periods prior to January 1, 2011. In addition, a correction related to fixed assets from the year ended December 31, 2011 has been made to the financial statements as of September 30, 2011 and for the nine and three months then ended. The corrections of expenses for periods prior to the year ended December 31, 2011 resulted in a cumulative increase of the accumulated deficit as of December 31, 2010 and September 30, 2011. The original accumulated deficit as of December 31, 2010 was $114,949, with the correction for the addition of $468,143 in related party expenses, and the corrections to fixed assets and reserves with respect to accounts receivable, totaling $6,155, all prior to December 31, 2010, has resulted in an a accumulated deficit of $589,247 as of December 31, 2010.  As of September 30, 2011 the corrections related to fixed assets and accounts receivable resulted in an increase of accumulated deficit of $8,247 from previously recorded financial statements.

Components of this restatement are detailed in the following table:

	As originally	Adjustment
	Reported	To Restate	Restated

Consolidated Balance Sheet Data as of December 31, 2010 (not presented):
Accounts Receivable	$8,101	$(821)	$7,280
Property and Equipment, net	13,839	(5,334	8,505
	21,940	$(6,155)	$15,785

Accounts Payable – Related party	$-	$469,682	$469,682
Advances from stockholders’	8,949	(1,539)	7,410
	$8,949	$468,143	$477,092

Accumulated Deficit	$(114,949)	$(474,298)	$(589,247)

Consolidated Balance Sheet Data as of September 30, 2011 (not presented):
Accounts Receivable	$19,848	$(821)	$19,027
Property and Equipment, net	17,301	(7,426)	9,875
	37,149	$(8,247)	$28,902

Accounts Payable	$611,903	$(469,682)	$142,221
Accounts Payable – Related party	-	469,682	469,682
Notes payable	10,000	112,500	122,500
Advances from stockholders’	159,921	(112,500)	47,421
	$781,824	$-	$781,824

Accumulated Deficit	$(678,313)	$(8,247)	$(686,560)

Consolidated Statement of Operations for the Nine Months Ended September 30, 2011:
Selling Costs	$470,096	$(443,682)	$26,414
General and Administrative Costs	263,012	(22,369)	240,643
Effect on Increase in Net Income	$733,108	$(466,051)	$267,057

Net Loss	$563,364	$(466,051)	$97,313

Consolidated Statement of Operations for the Three Months Ended September 30, 2011:
General and Administrative Costs	$147,742	$(3,467)	$151,209
Effect on Increase in Net Income	$147,742	$(3,467)	$151,209

Net Loss	$163,422	$(3,467)	$166,889

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2011:
Cash Flows from Operating Activities:
Net Loss	$(563,364)	$466,051	$(97,313)
Depreciation	1,538	82	1,620
Accounts Payable and accrued expenses	513,249	(401,182)	112,067
Accounts Payable – Related Party	-	(68,500)	(68,500)
Effect on cash flows from operating activities	$(48,577)	(3,549)	(52,126)

Cash Flows from Investing Activities:
Purchase of Equipment	$(5,000)	2,010	(2,990)

Cash Flows from Financing Activities:
Proceeds from notes payable	$10,000	$262,500	$272,500
Proceeds from shareholder loan	115,632	(110,961)	4,671
Repayment of note payable	-	(150,000)	(150,000)
Effect on cash flows from operating activities	$125,632	$1,539	$127,171

Cumulative net effect on cash	$72,055	$-	$72,055

PART I-FINANCIAL INFORMATION

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the nine months ended September 30, 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to an energy drink, such as Red Bull or 5-Hour Energy, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the nine and three months ended September 30, 2012 and 2011 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the nine months ended September 30, 2012 and 2011

During the nine months ended September 30, 2012, we incurred a net loss of $916,195.  During the nine months ended September 30, 2011, we incurred a net loss of $97,313.

Comparison of the results of operations for the nine months ended September 30, 2012 and 2011

Sales.  During the nine months ended September 30, 2012, sales of our products amounted to $135,674, as compared to $402,122 respectively, in the corresponding 2011 periods. Decreases in our sales in the 2012 periods, result from the loss of a customer responsible for approximately $277,000 of sales during the nine month period ended September 30, 2011.

Costs and Expenses

General and Administrative. During the nine months ended September 30, 2012, general and administrative expenses amounted to $885,259, as compared to $240,643 respectively, in the corresponding 2011 period. The increase in general and administrative expenses in 2012 results from increases in salaries, legal expenses, contract labor and office expenses.

Company Overview for the three months ended September 30, 2012 and 2011

During the three months ended September 30, 2012, we incurred a net loss of $164,889.  During the three months ended September 30, 2011, we incurred a net loss of $166,889.

Comparison of the results of operations for the three months ended September 30, 2012 and 2011

Sales.  During the three months ended September 30, 2012, sales of our products amounted to $26,528, as compared to $32,442 respectively, in the corresponding 2011 periods. Decreases in our sales in the 2012 periods, result from the loss of a customer responsible for approximately $13,000 of sales during the three month period ended September 30, 2011.

Costs and Expenses

General and Administrative. During the three months ended September 30, 2012, general and administrative expenses amounted to $160,992, as compared to $151,209 respectively, in the corresponding 2011 period. The increase in general and administrative expenses in 2012 results from increases in salaries, legal expenses, contract labor and office expenses.

Going Concern

We have an accumulated deficit of $1,898,387 and our current liabilities exceeded our current assets by $494,509 as of September 30, 2012. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2012, we will focus on attempting to continue increase our revenue through the sale of our products which we hope to achieve through increased market penetration.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2012.

Working Capital. As of September 30, 2012, we had a working capital deficit of $494,509 and cash of $4,536, while at September 30, 2011 we had a working capital deficit of $671,588 and cash of $37,923. The decrease in our working capital deficit is primarily attributable to the issuance of shares to satisfy various accounts payable and accrued expenses and notes payable.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended September 30, 2012and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011

Net cash used in operating activities	$(438,156)	(113,159)
Net cash used in investing activities	$(13,142)	7,098
Net cash provided by financing activities	$424,380	142,171

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 was related to the sale of an automobile for $3,558 and the purchase of a vehicle for $16,700.

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

Item 4.  Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed three months ended September 30, 2012, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended September 30, 2012. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LIVEWIRE ERGOGENICS, INC.

November 21, 2012	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer