Form 10-K
period 2012-12-31
LIVEWIRE ERGOGENICS INC.
filed 2013-04-16
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2012.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-149158

LIVEWIRE ERGOGENICS INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1212244 (I.R.S. Employer Identification No.)

1747 S. Douglass Road, Unit C
Anaheim, CA 92806

(Current Address of Principal Executive Offices)

714-940-0155

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2012, were $148,034

As of June 30, 2012, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $7,500,000 based upon the closing bid price of $0.30 per share.  Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At April 14, 2013, there were 68,460,139 shares of $0.0001 par value common stock issued and outstanding.

Item 1 – BUSINESS

History

The Company was formed in Nevada on October 9, 2007 under the name Semper Flowers, Inc.  On May 15, 2009, the Company changed its name to SF Blu Vu, Inc.  On September 20, 2011, the Company changed its name to LIVEWIRE ERGOGENICS INC.

Under the Purchase Agreement dated June 30, 2011 (the “Purchase Agreement”) with LIVEWIRE MC2, LLC, a California limited liability company, (“LiveWire MC2”) and the selling members of LiveWire MC2 (“Selling Members”), the Company issued 36,000,000 (30,000,000 shares pre stock split of 1 additional share for every five shares held) shares of common stock to the Selling Members in exchange for 100% of LiveWire MC2.  As such, LiveWire MC2 became a wholly owned subsidiary of the Company.

The Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of LiveWire MC2, with LiveWire MC2 as the accounting acquirer and the Company as the accounting acquiree. For legal purposes LiveWire MC2 is the legal acquiree and the Company is the legal acquirer and surviving corporation.  The shares issued are treated as being issued for cash and are shown as outstanding for the period presented in the same manner as for a stock split.  The Company was a shell prior to the merger, having no significant assets or liabilities, and seeking a viable business to acquire.

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

LIMITED OPERATING HISTORY, INITIAL OPERATING LOSSES.

The Company is presently a development stage Company with limited operating history and only nominal capital. Additionally, though the Management Team has varied and extensive business backgrounds and technical expertise, they have little substantive prior working running energy chew operations.  Because of the limited operating history, it is very difficult to evaluate the business and the future prospects. The Company will encounter risks and difficulties.  If objectives are not achieved, the Company may not realize sufficient revenues or net income to succeed.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT CONTAINS AN EXPLANATORY PARAGHRAPH WHICH HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING

In their report dated April 16, 2013, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our recurring net losses, deficits in cash flows from operations and stockholders’ deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

THE COMPANY’S SERIES A PREFERRED STOCK CAN ELECT THREE BOARD MEMBERS AND HAS ONE BILLION VOTES ON ALL MATTERS SUBMITTED TO THE STOCKHOLDERS OF THE COMPANY

One Million (1,000,000) shares of the Company’s Series A Preferred Stock (the “Series A”) are owned by Rick Darnell.  Each share of Series A has one thousand (1,000) votes per share and votes with the common stock on all matters.  The Series A voting separately as a class has the right to elect three persons to serve on the Company’s board of directors.  As such, the Series A has voting control of the Company and may use its majority voting control to affect the interests of the Company’s common stockholders.

On December 4, 2012, the “Company reached an agreement with the holders of the Company’s Series A Preferred Stock to surrender and cancel all outstanding shares of the Company’s Series A Preferred Stock.  A copy of the Acknowledgement of Surrender and Cancelation of the Series A Preferred Stock is attached as Exhibit 4.4 to the Form 8-k filed on December 4, 2012.  The surrender and cancelation of the Series A Preferred Stock improves the Company’s capital structure because it eliminated the super voting provisions and conversion features that, if exercised by the holders, might dilute the common stockholders of the Company.

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

On December 4, 2012, the “Company reached an agreement with the holders of the Company’s Series A Preferred Stock to surrender and cancel all outstanding shares of the Company’s Series A Preferred Stock.  A copy of the Acknowledgement of Surrender and Cancelation of the Series A Preferred Stock is attached as Exhibit 4.4 to the Form 8-k filed on December 4, 2012.  The surrender and cancelation of the Series A Preferred Stock improves the Company’s capital structure because it eliminated the super voting provisions and conversion features that, if exercised by the holders, might dilute the common stockholders of the Company.

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

Item 4 – Mine Safety Disclosures

Not applicable
PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has the trading symbol LVVV.  At present, our common stock is not eligible for the clearing and custody services of the Depository Trust Company.  We are working to correct this situation.  On May 5th and 6th, 2011, there were 105,000 shares of our common stock traded on the OTC market at prices between $.15 - $.20 per share.  There has been no active trading in the Company's securities.  As a result of the thin trading in the Company's stock, the Company believes that the price at which the Company's stock may trade on a given day does not necessarily represent fair value.

*On September 20, 2011, the Company changed its name and on October 7, 2011, the Company’s common stock began trading under the symbol “LVVV”.

	High	Low
FISCAL YEAR ENDED December 31, 2012

Fourth Quarter	$0.9167	$0.5417
Third Quarter	$0.5417	$0.1167
Second Quarter	$0.1667	$0.0083
First Quarter	$0.0833	$0.0083

FISCAL YEAR ENDED December 31, 2011
	$1.25	$0.0229
Fourth Quarter	$3.075	$1.25
Third Quarter	$3.075	$0.2083
Second Quarter	$0.9167	$0.1167
First Quarter

Holders

We had 88 stockholders of record of our common stock as of March 31, 2013, including shares held in street name.

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

Item 6 – Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The accounting rules we are required to follow permit us to recognize revenue only when certain criteria are met.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived identifiable intangible assets, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.

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

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of our finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales.

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, commissions, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include payroll costs, travel costs, professional service fees including legal fees, entertainment, insurance, postage, depreciation and other general and administrative costs.

Income Taxes – We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2012, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2012, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2012 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Results of Operations

Company Overview for the year ended December 31, 2012

During the year ended December 31, 2012, we incurred net losses of $1,702,803.

Comparison of the results of operations for the year ended December 31, 2012 and 2011

Sales  During the years ended December 31, 2012 and 2011, sales of our products amounted to $148,034 and $402,340, respectively. The decrease in our sales in the 2012 period, resulted from our initial distribution of product to new customers in 2011. The initial distribution resulted in a one time sale of approximately $275,000. The Company has continued servicing the client in 2012 in order to maintain product levels.

Cost of goods sold. For the fiscal year ended December 31, 2012, cost of goods sold was $137,017 compared to $258,476 for the fiscal year ended December 31, 2011. The decrease in our cost of goods sold in the 2012 periods, resulted from our initial distribution of product to new customers in 2011. The initial distribution resulted in a cost of approximately $126,000. The Company has continued servicing the client in 2012 in order to maintain product levels.

Gross profit For the fiscal year ended December 31, 2012, our gross profit was $11,017 (7.44% of revenue) compared to $143,864 (35.76% of revenue) for the fiscal year ended December 31, 2011. The decrease in our gross profit in the 2012 period resulted from our initial distribution of product to a new customer in 2011. The one time sale resulted in an increased gross profit as compared to 2012.

Costs and Expenses

General and Administrative. During the year ended December 31, 2012 and 2011, general and administrative expenses amounted to $1,605,766 and $520,262, respectively. The increase in general and administrative expenses in 2012 resulted from increases in salaries, legal expenses, accounting, contract labor, stock based compensation and office expenses.

Selling Costs. During the year ended December 31, 2012 and 2011, selling costs amounted to $69,930 and $10,266, respectively.  The increase in selling costs in 2012 resulted from increases in advertising expenses.

Depreciation. During the year ended December 31, 2012 and 2011, depreciation expense amounted to $6,022 and $3,900, respectively. The increase in depreciation expense in 2012 resulted from purchase of equipment of $16,700, offset with sale of equipment of $3,558.

Financing expenses were $21,022 in 2012 compared to $2,381 during 2011. The primary increase is due to incurred increase in borrowings.

Loss on change in fair value of derivative liability. As described in our accompanying consolidated financial statements, we issued convertible notes with certain conversion features that have certain reset provisions.  All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the year ended December 31, 2012, we recorded a net loss of $10,977 in change in fair value of the derivative liability including initial non-cash interest as compared to $nil for the same period the previous year.

Going Concern

We have an accumulated deficit of $2,684,995 and our current liabilities exceeded our current assets by $905,564 as of December 31, 2012. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Liquidity and Capital Resources

During the year ended December 31, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments.

Working Capital. As of December 31, 2012, we had a working capital deficit of $905,564 and cash of $2,110, while at December 31, 2011 we had a working capital deficit of $790,440 and cash of $31,454. The increases in our working capital deficit are primarily attributable to our accounts payable, notes payable, derivative liability and advances from stockholders. We do not expect our working capital deficit to decrease in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011

Net cash used in operating activities	$(551,299)	$(238,728)
Net cash (used in) provided by investing activities	$(8,200)	$7,098
Net cash provided by financing activities	$530,155	$261,271

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2012 and 2011 was related to purchases and sales of equipment.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities relates primarily to cash received from sales of our common stock and issuance of our notes payable as well as capital contributions and advances from shareholders’.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 8 – Financial Statements and Supplementary Data

See pages F-1 through F-23 following:

LIVEWIRE ERGOGENICS, INC.
DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LiveWire Ergogenics, Inc.

We have audited the accompanying consolidated balance sheets of LiveWire Ergogenics, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholder’s deficiency, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LiveWire Ergogenics, Inc. as of December 31, 2012, and the results of their operation and their cash flow for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained substantial net losses and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP
RBSM, LLP
Certified Public Accountants

New York, NY

April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LiveWire Ergogenics, Inc.

We have audited the accompanying balance sheets of LiveWire Ergogenics, Inc. as of December 31, 2011, and the related statement of operations, stockholders' deficit and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LiveWire Ergogenics, Inc. as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb& Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, N.Y.

April 16, 2012

LiveWire Ergogenics, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,110	$31,454
Accounts receivable, net	4,475	10,188
Inventory, net	46,897	44,979
Prepaid and other current assets	930	12,180
Total current assets	54,412	98,801

Property and equipment, net	14,535	7,595

Total assets	$68,947	$106,396

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$128,909	$37,138
Accounts payable - Related party	543,553	737,182
Notes payable	162,380	67,400
Convertible debentures, net	6,636	-
Derivative liability	70,977	-
Advances from stockholders'	47,521	47,521
Total liabilities	959,976	889,241

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 0 and 1,000,000 issued and outstanding
at December 31, 2012 and 2011, respectively	-	100
Common stock, $.0001 par value, 100,000,000 shares
authorized, 68,460,139 and 60,975,119 issued and
outstanding at December 31, 2012
and 2011, respectively	6,846	6,097
Subscription receivable	(45,000)	-
Common stock to be issued	5	-
Additional paid-in-capital	1,832,115	193,150
Accumulated deficit	(2,684,995)	(982,192)
Total stockholders' deficit	(891,029)	(782,845)

Total liabilities and stockholders' deficit	$68,947	$106,396

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
 Consolidated Statements of Operations

	For the years ended
	December 31,
	2012	2011

Income
Sales	$148,034	$402,340
Cost of goods sold	137,017	258,476
Gross Profit	11,017	143,864

Operating Expenses
Selling costs	69,930	10,266
General and administrative Costs	1,605,766	520,262
Depreciation	6,202	3,900
Total Operating Expenses	1,681,898	534,428

Loss from operations	(1,670,881)	(390,564)

Other Expenses (Income)
Loss on change in fair value of derivative liability	10,977	-
Gain on settlement of debt	(1,771)	-
Gain on sale of property and equipment	(4,942)	-
Amortization of debt discount	6,636	-
Interest expense	21,022	2,381

Net Loss Before Provision for Income Taxes	$(1,702,803)	$(392,945)

Income Tax	-	-

Net loss	(1,702,803)	(392,945)

Basic and diluted loss per share
	$(0.03)	$(0.01)
Weighted average shares
outstanding - basic and diluted	65,124,196	48,104,662

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Changes in Stockholders' Deficit

	Preferred Stock		Common Stock		Common stock to be issued		Stock	Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance, December 31, 2010 (Restated and adjusted for stock split)	-	$-	36,000,000	$3,600	-	$-	$-	$109,400	$(589,247)	$(476,247)

Capital contributions	-	-	-	-	-	-	-	15,000	-	15,000
Recapitalization	-	-	23,920,235	2,392	-	-	-	(205,545)	-	(203,153)
Preferred Series A shares issued on July 19, 2011	1,000,000	100	-	-	-	-	-	99,900	-	100,000
Shares issued for payment of notes payable			1,054,884	105	-	-	-	174,395		174,500
Net loss								-	(392,945)	(392,945)

Balance, December 31, 2011	1,000,000	100	60,975,119	6,097	-	-	-	193,150	(982,192)	(782,845)

Subscription receivable	-	-	216,000	22	-	-	(45,000)	53,978	-	9,000
Shares issued for payment of notes payable	-	-	162,000	16	-	-	-	25,213	-	25,229
Shares issued for cash	-	-	1,307,620	131	-	-	-	326,445	-	326,576
Shares issued for accounts payable	-	-	39,750	4	-	-	-	7,621	-	7,625
Shares issued for accounts payable - related parties	-	-	1,581,364	158	-	-	-	395,183	-	395,341
Shares issued for accrued salaries	-	-	1,256,688	126	-	-	-	209,322	-	209,448
Shares issued for compensation	-	-	2,921,598	292	-	-	-	608,508	-	608,800
Common stock to be issued	-	-	-	-	50,400	5	-	12,595	-	12,600
Cancellation of preferred series A shares issued on July 19, 2011	(1,000,000)	(100)	-	-	-	-	-	100	-	-
Net loss	-	-	-	-	-	-	-	-	(1,702,803)	(1,702,803)

Balance, December 31, 2012	-	$-	68,460,139	$6,846	50,400	$5	$(45,000)	$1,832,115	$(2,684,995)	$(891,029)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
 Consolidated Statements of Cash Flows

	For the Years ended
	December 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,702,803)	$(392,945)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,202	3,900
Common stock issued for services	608,800	-
Change in fair value of derivative liability	10,977	-
Amortization of debt discount	6,636	-
Gain on settlement of debt	(1,771)	-
Bad debt expense	37,484	-
Gain on sale of property and equipment	(4,942)	-
Change in operating assets and liabilities:
Accounts receivable	(31,771)	(2,908)
Inventory	(1,919)	(40,980)
Prepaid and other assets	11,250	(12,181)
Accounts payable	308,846	7,386
Accounts payable - related parties	201,712	199,000
Net cash used in operating activities	(551,299)	(238,728)

Cash Flows From Investing Activities
Cash received upon recapitalization	-	10,088
Purchase of equipment	(16,700)	(2,990)
Sale of equipment	8,500	-
Net cash (used in) provided by investing activities	(8,200)	7,098

Cash Flows From Financing Activities
Proceeds from notes payable	89,580	391,500
Proceeds from convertible notes payable	60,000	(150,000)
Advance from stockholders	42,400	12,181
Repayment of advances to stockholders	-	(7,410)
Share issued for cash	326,575	-
Proceeds from subscription receivable	9,000	-
Proceeds from common stock to be issued	12,600	-
Repayment of note payable	(10,000)	-
Capital contributions	-	15,000
Net cash provided by financing activities	530,155	261,271

Net (decrease) increase in Cash	(29,344)	29,641

Cash at Beginning of Year	31,454	1,813

Cash at End of Year	$2,110	$31,454

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$2,726
Cash paid for income taxes	$-	$-
Cancellation of preferred shares	$100	$-
Shares and warrants issued for accounts payable	$7,625	$-
Shares and warrants issued for accounts payable - related parties	$395,341	$-
Shares and warrants issued for accrued salaries	$209,448	$-
Series A shares issued for payment of accounts payable	$-	$100,000
Common stock issued for payment of notes payable	$25,229	$174,500
Beneficial conversion feature on convertible notes	$60,000	$-
Stock subscription receivable	$45,000	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company

LiveWire MC2, LLC (“LVWR”) was organized under the laws of the State of California on January 7, 2008 as a limited liability company. LVWR was formed for the purpose of developing and marketing consumable energy supplements. LVWR adopted December 31 as the fiscal year end.

On June 30, 2011, LVWR, together with its members, entered into a purchase agreement (the “Purchase Agreement”), for a share exchange with SF Blu Vu, Inc., (“SF Blu”), a public Nevada shell corporation. SF Blu Vu Inc. was formed in Nevada on October 9, 2007 under the name Semper Flowers, Inc. On May 15, 2009 the Company changed its name to SF Blu Vu, Inc. The Purchase Agreement was ultimately completed on August 31, 2011. Under the terms of the purchase agreement (the “Purchase Agreement”), SF Blu issued 36,000,000 (30,000,000 shares pre stock split of 1 additional share for every five shares held) of their common shares for 100% of the members’ interest in LVWR. Subsequent to the Purchase Agreement, the members of LVWR owned 60% of common shares of SF Blu, effectively obtaining operational and management control of SF Blu. For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of business combinations, and accordingly the transaction has been treated as a recapitalization of LVWR, the accounting acquirer in this transaction, with SF Blu (the shell) as the legal acquirer.

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
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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

Based on the above noted terms of the Contingent Option the Company accounted for the issued Series A, similar to that of the 36,000,000 (30,000,000 shares pre stock split of 1 additional share for every five shares held) shares of common stock issued with the Purchase Agreement, as the terms of the Contingent Option are effectively made to ensure that the Series A, and any benefit there under, would ultimately reside with the LVWR members. Accordingly, the Series A are treated as having been issued by the accounting acquirer, or LVWR, since inception for all periods presented.

In March 2012, Bill Hodson and Brad Nichols exercised their rights under the Contingent Option Agreement dated July 21, 2011 with Rick Darnell. Based upon the Agreement and fulfillment of contingencies in the Agreement, Bill Hodson and Brad Nichols each acquired 500,000 shares of the Series A from Rick Darnell for $2.00.

On December 4, 2012, the “Company reached an agreement with the holders of the Company’s Series A Preferred Stock to surrender and cancel all outstanding shares of the Company’s Series A Preferred Stock.  A copy of the Acknowledgement of Surrender and Cancelation of the Series A Preferred Stock is attached as Exhibit 4.4 to the Form 8-k filed on December 4, 2012.  The surrender and cancelation of the Series A Preferred Stock improves the Company’s capital structure because it eliminated the super voting provisions and conversion features that, if exercised by the holders, might dilute the common stockholders of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the years ended December 31, 2012 and 2011 was approximately $70,000 and $7,000, respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2012 and 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $23,583 and $6,732, respectively.

Basis of Accounting

These consolidated financial statements have been prepared using the basis of accounting generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at December 31, 2012 and 2011.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2012, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market value using the FIFO method.  Inventory consists primarily of finished goods and packaging materials and production supplies, i.e., packaged consumable energy supplements, manufactured under contract, and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2012, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2012 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled $18,827 and $13,084 for the year ended December 31, 2012 and 2011, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2012 and 2011 have been excluded from the per share computations:

	For the Years Ended
	December 31,
	2012	2011
Convertible Notes Payable	471,698	-
Warrants	5,805,002	-

Long Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

Recent Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2011 to determine their impact, if any, on our consolidated financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – GOING CONCERN

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $1,702,803 for the year ended December 31, 2012, and has an accumulated deficit of $2,684,995 as of December 31, 2012.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2012	2011

Equipment (Automobiles)	$26,338	$13,196
Accumulated depreciation	(11,803)	(5,601)
Total	$14,535	$7,595

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

Depreciation expense amounted to $6,202 and $3,900 for the years ended December 31, 2012 and 2011 respectively. During the year ended December 31, 2012, the Company sold equipment worth $3,558 for cash of $8,500 and recorded a gain on sale of equipment of $4,942. There was no such gain recorded during the year ended December 31, 2011.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.
	December 31,	December 31,
	2012	2011

Finished Goods	$620	$5,551
Packaging materials and production supplies	66,911	44,428
	67,531	49,979
Reserve on inventory	(20,634)	(5,000)
	$46,897	$44,979

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

During the year ended December 31, 2012, the Company incurred $88,545 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $18,000 during the year ended December 31, 2012, payable to Richard Weed for his services to SF Blu as an officer.

$160,500 in accounts payable - related parties due to Weed & Co. was settled during the quarter ended March 31, 2012 with the issuance of 642,000 (535,000 shares pre stock split of 1 additional share for every five shares held) shares of the Company’s common stock and 642,000 (535,000 Class A warrants pre stock split of 1 additional share for every five shares held) Class A warrants. These warrants are exercisable at $1 per share and expire January 31, 2016.

Included in accounts payable – related parties as of December 31, 2012 and 2011 is $236,341 and $469,682, respectively, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company. During 2012, $234,841 was converted into 939,364 (782,803 shares pre stock split of 1 additional share for every five shares held) shares of the Company’s common stock and 939,364 (782,803 Class A warrants pre stock split of 1 additional share for every five shares held) Class A warrants. These warrants are exercisable at $1 per share and expire January 31, 2016.

Included in accounts payable – related parties as of December 31, 2012 and 2011, the Company has accrued approximately $217,000 and $140,000 of deferred salary under two employment agreements entered into with the Company’s CEO and the Company’s President in conjunction with the Purchase Agreement.

As of December 31, 2012 and 2011 the Company, CEO and President advanced $42,400 and $0, respectively. These advanced loans are unsecured, due upon demand and bear no interest.

Stockholders advance loans to the Company from time to time to provide financing for operations.

	December 31,	December 31,
	2012	2011

Advances from stockholders	$47,521	$47,521

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
DECEMBER 31, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements

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

During the year ended December 31, 2012, a total of $209,448, due under these employment agreements, were converted into 1,256,688 (1,047,240 shares pre stock split of 1 additional share for every five shares held) shares of the Company’s common stock and Class A warrants to purchase 1,256,688 (1,047,240 Class A warrants pre stock split of 1 additional share for every five shares held) shares of the Company’s common stock at $1 per shares. These warrants expire on January 31, 2016.

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 8 – NOTES PAYABLE

On September 9, 2011 the Company entered into an unsecured $10,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On October 15, 2011 the Company entered into an unsecured $15,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On November 17, 2011 the Company entered into an unsecured $2,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full. On October 8, 2012 this note was settled in to 12,000 (10,000 shares pre stock split of 1 additional share for every five shares held) shares at $0.02 per share.

On December 22, 2011 the Company entered into an unsecured $15,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On December 30, 2011 the Company entered into an unsecured $25,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full. In February 2012, this note was fully converted into 150,000 (125,000 shares pre stock split of 1 additional share for every five shares held) shares at $0.17 ($0.20 per shares pre stock split of 1 additional share for every five shares held) per share.

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

On August 1, 2012 the Company entered into an unsecured $10,000 note payable that is due on December 31, 2012 and bears interest at 10% per annum. In addition the note holder was to receive 60,000 (50,000 shares pre stock split of 1 additional share for every five shares held) shares valued at $0.25 ($0.30 per shares pre stock split of 1 additional share for every five shares held) per share upon execution of the note. The note holder has yet to receive the shares. As such the Company recorded the value of the shares as accrued interest until the shares are delivered.

On August 16, 2012 the Company entered into an unsecured $9,980 note payable that is payable on demand and bears interest at 5% per year until repaid in full.

On September 27, 2012 the Company entered into an unsecured $5,000 note payable that is payable on demand and bears interest at 6% per year until repaid in full.

On October 23, 2012 the Company entered into an unsecured $5,000 note payable that is payable on demand and bears interest at 5% per year until repaid in full.

On November 9, 2012 the Company entered into an unsecured $15,000 note payable that is payable on demand and bears interest at 5% per year until repaid in full.

On November 26, 2012 the Company entered into an unsecured $10,000 note payable that is payable on demand and bears interest at 5% per year until repaid in full.

As of December 31, 2012 and 2011 the Company, CEO and President advanced $42,400 and $0, respectively. These advanced loans are unsecured, due upon demand and bear no interest.

During the years ended December 31, 2012 and 2011, the Company recorded accrued interest of $19,853 and $400 respectively, related to notes payable.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At December 31, 2012 and 2011 convertible debentures consisted of the following:

	December 31,
	2012	2011
Convertible notes payable	$60,000	$-
Unamortized debt discount	(53,364)	-
Total	$6,636	$-

Note issued on November 14, 2012:

On November 14, 2012, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $20,000 due on demand, with the conversion features commencing immediately. The loan is convertible at 50% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $20,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2012 this note has not been converted.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on November 14, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $23,440 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	135.43%
Risk free rate:	0.15%

The initial fair value of the embedded debt derivative of $23,440 was allocated as a debt discount up to the proceeds of the note ($20,000) with remained ($3,440) charged to current period operations as loss on derivative liability.

During the years ended December 31, 2012, the Company amortized and wrote off $5,222 to current period operations as interest expense.

The fair value of the described embedded derivative of $22,429 at December 31, 2012 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	135.43%
Risk free rate:	0.20%

At December 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $1,011 for the year ended December 31, 2012.

Notes issued on December 21, 2012:

On December 21, 2012, the Company entered into agreements with two third party non-affiliates to two 6% interest bearing convertible debentures for $40,000 due on September 30, 2013, with the conversion features commencing on or before the loan maturity date. The loans are convertible at 20% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with these debentures, the Company recorded a $40,000 discount on debt, related to the beneficial conversion feature of the notes to be amortized over the life of the notes or until the notes are converted or repaid. As of December 31, 2012 these notes have not been converted.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on December 21, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $48,678 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	494.09%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $48,678 was allocated as a debt discount up to the proceeds of the note ($40,000) with remained ($8,678) charged to current period operations as loss on derivative liability.

During the years ended December 31, 2012, the Company amortized and wrote off $1,414 to current period operations as interest expense.

The fair value of the described embedded derivative of $48,548 at December 31, 2012 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	494.48%
Risk free rate:	0.19%

At December 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $130 for the year ended December 31, 2012.

During the years ended December 31, 2012 and 2011, the Company recorded accrued interest of $220 and $0 respectively, related to notes payable.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

 Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2012:

		Fair Value Measurements at December 31, 2012 using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$70,977	-	-	$70,977

The debt derivative   liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Debt Derivative Liability
Balance, December 31, 2011	$-
Initial fair value of debt derivatives at note issuances	72,118
Mark-to-market at December 31, 2012
-Embedded debt derivatives	(1,141)
Balance, Deccember 31, 2012	$70,977

Net gain for the period included in earnings relating to the liabilities held at December 31, 2012	$1,141

Non- cash interest (expenses) included in change in derivative liability	$(12,118)

Level 3 Liabilities are comprised of bifurcated convertible debt features on convertible notes.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Common Stock

As a result of the reverse merger, the shares of the Company outstanding prior to the closing of the Purchase Agreement are treated as having been issued as of that date, whereas the shares issued in connection with the purchase Agreement are treated as having been issued since inception for all periods presented.

Stock Dividend

On December 13, 2012, LiveWire Ergogenics, Inc. announced that its Board of Directors has declared a dividend payable to stockholders of record on January 18, 2013 (“Record Date”).

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
NOTE 11 – STOCKHOLDERS’ DEFICIT (continued)

The dividend is equal to 20% of the share price at the market close on the Record Date. The dividend is payable in common stock. Each stockholder’s dividend will be calculated based on the number of shares owned on the Record Date by the stockholder. The new shares will be issued following the Record Date. The number of shares will equal one (1) share for each five (5) shares owned by the stockholder on the Record Date, rounded upwards to the next whole share.

As stated in ASC 505-20 - Stock Dividend and Stock Split and per paragraph 25-3, since the issuance of additional shares on account of 1:5 stock dividend (1 share for every 5 shares held) is at least 20% or 25% (in this case 20%) of the number of previously outstanding shares, the transaction should be accounted for as a "Stock Split" instead of "Stock Dividend".

All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the December 13, 2012 stock dividend in substance as a stock split.

2012

All stock issuances during the year ended 2012 through June 28, 2012 included one share of common stock and one warrant to convert to common stock.

Payment of Notes Payable

For the year ended December 31, 2012, the Company issued 162,000 (135,000 shares pre stock spilt of 1 additional share for every five shares held) shares (valued at $25,229) of the Company’s common stock as payment of notes payable.

Issuance of Common Stock as a Result of Sale of Securities

For the year ended December 31, 2012, the Company issued 1,307,620 (1,058,011 shares pre stock split of 1 additional share for every five shares held) shares of common stock for proceeds from the sale of the Company’s common stock of $326,576.

Common Stock Issued in Connection with Accounts Payable

For the year ended December 31, 2012, the Company issued 39,750 (33,125 shares pre stock split of 1 additional share for every five shares held) shares of its common stock valued at $7,625 as payment of accounts payable.

Common Stock Issued in Connection with Accounts Payable – Related Parties

For the year ended December 31, 2012, the Company issued 1,581,364 (1,317,803 shares pre stock split of 1 additional share for every five shares held) shares of its common stock valued at $395,341 as payment of accounts payable to the Company’s legal counsel and an entity controlled by the Company’s controlling shareholders.

Common Stock Issued in Connection with Accrued Salaries

For the year ended December 31, 2012, the Company issued 1,256,688 (1,047,240 shares pre stock split of 1 additional share for every five shares held) shares of its common stock valued at $209,322 as payment of accrued salaries to two company officers.

Common Stock Issued as compensation

The Company issued 2,921,599 (2,434,666 shares pre stock split of 1 additional share for every five shares held) shares (valued at $608,800) for the year ended December 31, 2012 of the Company’s restricted common stock as compensation to consultants and employees.

Subscription Receivable

The Company issued 216,000 (180,000 shares pre stock split of 1 additional share for every five shares held) shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was paid and the balance at December 31, 2012 is $45,000.

Common Stock to be Issued

The Company will issue 50,400 (42,000 shares pre stock split of 1 additional share for every five shares held) shares (valued at $12,600) for the year ended December 31, 2012 of the Company’s restricted common stock. A cash payment of $12,600 was made on May 9, 2012 and the Company will issue the shares in 2013.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – STOCKHOLDERS DEFICIT (continued)

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2012:

Exercise Price		Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
	$1.00	5,805,002	3.08	$1.00	5,805,002	$1.00
$
$
		5,805,002			5,805,002

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$
Issued	5,802,002		1.00
Exercised	—		—
Expired	-		-
Outstanding at December 31, 2012	5,802,002		$1.00

During the year ended December 31, 2012, the Company issued 5,805,002 warrants with an exercise price of $1 expiring January 31, 2016. The fair value (as determined and described below) of $21,652 is charged ratably over the vesting term of the warrants.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	6.30% -8.50%
Expected stock price volatility	103.96%
Expected dividend payout	—
Expected option life-years	(a)

(a)	– All warrants issued expire on January 31, 2016. The remaining life of the warrants is 3.08 years.

The aggregate intrinsic value of all warrants outstanding at December 31, 2012 is $-0-.

2011

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

Prior to the Purchase Agreement the Company had 23,920,235 outstanding shares (19,933,529 shares pre stock split of 1 additional share for every five shares held) of common stock. Of which 18,000,000 (15,000,000 shares pre stock split of 1 share for every five shares held) common shares were sold on May 16, 2011 at the par value of $0.001 per share for total proceeds of $15,000.

In December 2011, 1,054,884 (879,070 (shares pre stock split of 1 additional share for every five shares held) shares of common stock were issued to satisfy $174,500 of notes payable.

Prior to LVWR entering into the Purchase Agreement, they received a $15,000 capital contribution. This contribution was ultimately treated as being converted into shares of the Company when the Purchase Agreement was completed.

Under the terms of the Purchase Agreement, SF Blu issued 36,000,000 (30,000,000 shares pre stock split of 1 additional share for every five shares held) of their common shares for 100% of the members’ interest in LVWR.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

On December 4, 2012, the “Company reached an agreement with the holders of the Company’s Series A Preferred Stock to surrender and cancel all outstanding shares of the Company’s Series A Preferred Stock.  A copy of the Acknowledgement of Surrender and Cancelation of the Series A Preferred Stock is attached as Exhibit 4.4 to the Form 8-k filed on December 4, 2012.  The surrender and cancelation of the Series A Preferred Stock improves the Company’s capital structure because it eliminated the super voting provisions and conversion features that, if exercised by the holders, might dilute the common stockholders of the Company.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (rounded to the nearest hundred):
	Year Ended December 31,
	2012	2011
Income tax (benefit) provision at the Federal statutory rate	$(596,000)	$(134,000)
State income taxes, net of Federal Benefit	(136,000)	(35,000)
Other	5,000	1,000
Benefit of loss not realized subsequent to reverse merger	-	114,000
Benefit of loss not realized due to the Company status as a “pass through entity” for tax proposes	-	54,000
Equity based compensation	262,000	-
Settlement of salaries with stock	150,000	-
Valuation tax asset allowance	315,000	-
Tax provision	$-	$-

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Subsequent to the reverse merger on June 30, 2011 the Company has assumed the net operating loss (“NOL”) carry forward of SF Blu. Management estimates the NOL as of December 31, 2012 to be approximately $776,000, inclusive of operation subsequent to the reverse merger. This NOL will be expiring through the year 2032. The utilization of the Company’s NOL may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for these deferred tax assets. The Company’s deferred tax asset as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Total deferred tax asset - from NOL carry forwards	$334,000		$54,000
Temporary differences – Accrued compensation	93,000		60,000
	427,000		114,000
Valuation allowance	(427,000)		(114,000)
Deferred tax asset, net of allowance	$-	$

NOTE 13 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the year ended December 31, 2012. At December 31, 2012, three customers accounted for 60% of the Company’s total revenue. At December 31, 2011, one customer accounted for 69% of the Company’s total revenue.

Customer	Year Ended December 31, 2012	Year Ended December 31, 2011
A	-	69%
B	38%	-
C	11%	-
D	11%	-

For the year ended December 31, 2012 the Company had three suppliers who accounted for approximately $107,000 of their purchases used for production or approximately 83% of total purchases for the year then ended. For the year ended December 31, 2011 the Company had two main suppliers who accounted for approximately $45,000 of their purchases used for production or approximately 17% of total purchases for the year then ended.

NOTE 14 - SUBSEQUENT EVENTS

On January 8, 2013, Company borrowed $50,000 by issuing convertible note payable of $15,000, $15,000 and $20,000 to three parties due on July 31, 2013 convertible at a conversion price equal to forty percent (40%) (the “Discount”) of the lowest closing bid price during the five (5) trading days immediately prior to the date of the conversion notice, as reported by NASDAQ.com or similar national quotation service.

On January 23, 2013, Company borrowed $25,000 by issuing convertible note payable due on July 31, 2013 convertible at a conversion price equal to forty percent (40%) (the “Discount”) of the lowest closing bid price during the five (5) trading days immediately prior to the date of the conversion notice, as reported by NASDAQ.com or similar national quotation service.

On January 25, 2013, Company borrowed $25,000 by issuing convertible note payable due on July 31, 2013, convertible at conversion price equal to forty percent (40%) (the “Discount”) of the lowest closing price during the five (5) trading days immediately prior to the date of the conversion notice (Close/Last price as reported on NASDAQ.com or Bloomberg.com). Notwithstanding the foregoing, if an Event of Default, has occurred, the Holder, at its option, by sending written notice to the Company, may elect to convert any part or all of the Principal Amount of this Note plus accrued interest into shares of common stock of Maker at a default conversion price equal to the Par Value of Company’s common stock, currently $.001 per share or 25,000,000 shares of common stock.

On January 31, 2013, Richard O. Weed resigned as a Director of LiveWire Ergogenics, Inc. and resigned as Corporate Secretary. Mr. Weed’s resignation was not because of any disagreements with management or the board concerning the Registrant’s accounting practices, policies, or procedures.

On January 31, 2013, the Company appointed Bob Thompson to its board of directors and as Corporate Secretary.

On February 1, 2013, Company borrowed $90,045 by issuing convertible note payable due on July 31, 2013 convertible at a conversion price equal to forty percent (40%) (the “Discount”) of the lowest closing bid price during the five (5) trading days immediately prior to the date of the conversion notice, as reported by nasdaq.com or similar national quotation service.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

On January 21, 2013, LiveWire Ergogenics, Inc. (the “Company”) was informed by its independent registered public accounting firm, Sherb & Co., LLP, that it has combined its practice with RBSM LLP effective January 1, 2013.  As a result, Sherb & Co. LLP effectively resigned as the Company's independent registered public accounting firm and RBSM LLP became the Company's independent registered public accounting firm.  The engagement of RBSM LLP as the Company's independent registered public accounting firm was approved by the Board of Directors of the Company on January 31, 2013.

Item 9A – Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

CHANGES IN INTERNAL CONTROLS

During the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Bill J. Hodson	46	Board Member, Chief Executive Officer, Treasurer
Brad J. Nichols	48	Board Member, President, Chief Operating Officer
Richard O. Weed (1)	50	Board Member, Corporate Secretary

(1)	On January 31, 2013, Richard O. Weed resigned as a Director of LiveWire Ergogenics, Inc. (the “Registrant”) and resigned as Corporate Secretary.

Set forth below is a biographical description of our executive officers and directors based on information supplied by each of them.

Bill J. Hodson, age 46, Director, Chief Executive Officer, Treasurer.

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

Brad J. Nichols, age 48, Director, President, Chief Operating Officer.

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

Richard O. Weed, age 50, Board Member and Secretary.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bill Hodson	2011	31,729	0	0	0	0	0	0	31,729
	2012	190,000							190,000

Brad Nichols	2011	30,762	0	0	0	0	0	0	30,762
	2012	190,000							190,000

Richard Weed	2011	0	0	0	0	0	0	$18,000	18,000
	2012	0	0	0	0	0	0	$18,000	18,000

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 12, 2013, of our voting securities by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our directors and executive officers; and all of our directors and executive officers as a group.  The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Except as set forth below, applicable percentages are based upon 68,460,139 shares of Common Stock outstanding as of April 12, 2013.  The Company’s Series A Preferred Stock has 1,000 votes per share and votes with the Common Stock on all matters.  As such, the owners of the Company’s Series A Preferred Stock have 1,000,000,000 votes on all matters, plus have the right to elect three persons to the Company’s board of directors.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Bill Hodson, Board Member, Chief Executive Officer, Treasurer	Common Stock (1) Series A Preferred Stock	12,571,488 -	18 0	% %
Brad J. Nichols, Board Member, President, Chief Operating Officer	Common Stock (2) Series A Preferred Stock	14,810,215 0	22 0	% %
Richard 0. Weed, Board Member, Corporate Secretary	Common Stock (3)	3,204,000	5%

All officers and Directors as a Group	Common Stock	30,585,703	45%

(1) includes 628,344 (523,620 Class A warrants pre stock split of 1 additional share for every five shares held) Class A Common Stock Purchase Warrants that grants the holder the right to purchase 1 additional share of common stock at $1.00 per share any time before January 31, 2016.
(2) includes 628,344 (523,620 Class A warrants pre stock split of 1 additional share for every five shares held) Class A Common Stock Purchase Warrants that grants the holder the right to purchase 1 additional share of common stock at $1.00 per share any time before January 31, 2016 and 939,364 (782,803 shares pre stock split of 1 additional share for every five shares held)shares of common stock and 939,364 (782,803 Class A warrants pre stock split of 1 additional share for every five shares held) Class A Common Stock Purchase Warrants owned by Mr. Nichols’s wife Diane Nichols through LiveWire Corporate Communications, Inc.
(3) includes 642,000 (535,000 Class A warrants pre stock split of 1 additional share for every five shares held)Class A Common Stock Purchase Warrants that grants the holder the right to purchase 1 additional share of common stock at $1.00 per share any time before January 31, 2016.

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

During the year ended December 31, 2012, the Company incurred $88,545 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $18,000 during the year ended December 31, 2012, payable to Richard Weed for his services to SF Blu as an officer.

$160,500 in accounts payable - related parties due to Weed & Co. was settled during the quarter ended March 31, 2012 with the issuance of 642,000 (535,000 shares pre stock split of 1 additional share for every five shares held) shares of the Company’s common stock and 642,000 (535,000 Class A warrants pre stock split of 1 additional share for every five shares held) Class A warrants. These warrants are exercisable at $1 per share and expire January 31, 2016.

Included in accounts payable – related parties as of December 31, 2012 and 2011 is $236,341 and $469,682, respectively, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company. During 2012, $234,841 was converted into 939,364 (782,803 shares pre stock split of 1 additional share for every five shares held) shares of the Company’s common stock and 939,364 (782,803 Class A warrants pre stock split of 1 additional share for every five shares held) Class A warrants. These warrants are exercisable at $1 per share and expire January 31, 2016.

Included in accounts payable – related parties as of December 31, 2012 and 2011, the Company has accrued approximately $217,000 and $140,000 of deferred salary under two employment agreements entered into with the Company’s CEO and the Company’s President in conjunction with the Purchase Agreement.

As of December 31, 2012 and 2011 the Company, CEO and President advanced $42,400 and $0, respectively. These advanced loans are unsecured, due upon demand and bear no interest.

Stockholders advance loans to the Company from time to time to provide financing for operations.

	December 31,	December 31,
	2012	2011

Advances from stockholders	$47,521	$47,521

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

Item 14 – Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.
On January 21, 2013, LiveWire Ergogenics, Inc. (the “Company”) was informed by its independent registered public accounting firm, Sherb & Co., LLP, ("Sherb"), that it has combined its practice with RBSM LLP (the "Merger") effective January 1, 2013.  As a result, Sherb effectively resigned as the Company's independent registered public accounting firm and RBSM LLP became the Company's independent registered public accounting firm.  The engagement of RBSM LLP as the Company's independent registered public accounting firm was approved by the Board of Directors of the Company on January 31, 2013.

		December 31,	December 31,
		2012	2011
(i)	Audit Fees	$33,000	$33,000
(ii)	Audit Related Fees	-	-
(iii)	Tax Fees	-	-
(v)	All Other Fees	-	4,500
Total fees		$33,000	$37,500

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by Sherb & Co., LLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of MWW's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2012 or 2011.

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

LIVEWIRE ERGOGENICS INC.

Dated: April 16, 2013	By:	/s/Bill J. Hodson
Bill J. Hodson
Chief Executive Officer
Chief Accounting Officer