Form 10-Q
period 2013-03-31
LIVEWIRE ERGOGENICS INC.
filed 2013-05-20
CIK 1421289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

[   ]           TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

LIVEWIRE ERGOGENICS INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54588	26-1212244
(State or other jurisdiction of incorporation or organization)	(Commission file no.)	(IRS Employee Identification No.)

1747 S. Douglass Road, Unit C
Anaheim, CA 92806
 (Current Address of Principal Executive Offices)

Phone number: (714) 940-0155
(Issuer Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2of the Exchange Act). Check one:

Large accelerated filer [  ] Accelerated filer [  ]     Non-accelerated filer   [  ]      Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The number of shares of Common Stock of the issuer outstanding as of May 15, 2013 was 68,460,139.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements
LiveWire Ergogenics, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$2,110
Accounts receivable, net	-	4,475
Inventory, net	85,945	46,897
Prepaid and other current assets	930	930
Total current assets	86,875	54,412

Property and equipment, net	12,637	14,535

Total assets	$99,512	$68,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$957	$-
Accounts payable and accrued expenses	132,339	128,909
Accounts payable - related party	587,508	543,553
Notes payable	208,826	162,380
Convertible debentures, net	114,623	6,636
Derivative liability	189,688	70,977
Advances from stockholders'	37,476	47,521
Total liabilities	1,271,417	959,976

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 0 sharesissued and outstanding
at March 31, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 68,460,139 shares issued and outstanding
at March 31, 2013 and December 31, 2012	6,846	6,846
Subscription receivable	(45,000)	(45,000)
Common stock to be issued	5	5
Additional paid-in-capital	1,832,115	1,832,115
Accumulated deficit	(2,965,871)	(2,684,995)
Total stockholders' deficit	(1,171,905)	(891,029)

Total liabilities and stockholders' deficit	$99,512	$68,947

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2013	2012

Income
Sales	$17,788	$44,128
Cost of goods sold	8,297	46,042
Gross Profit (Loss)	9,491	(1,914)

Operating Expenses
Selling costs	13,751	22,759
General and administrative costs	233,165	222,603
Depreciation	1,898	507
Total Operating Expenses	248,814	245,869

Loss from operations	(239,323)	(247,783)

Other Expenses (Income)
Gain on change in fair value of derivative liability	(42,767)	-
Amortization of debt discount	79,420	-
Interest expense	4,900	329

Net Loss Before Provision for Income Taxes	$(280,876)	$(248,112)

Income Tax	-	-

Net Loss	(280,876)	$(248,112)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average shares
outstanding - basic and diluted	68,460,139	40,087,218

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months ended
	March 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(280,876)	$(248,112)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,898	507
Change in fair value of derivative liability	(42,767)	-
Amortization of debt discount	79,420	-
Bad debt expense	4,515	-
Change in operating assets and liabilities:
Accounts receivable	(40)	(5,542)
Inventory	(39,049)	(16,453)
Prepaid and other assets	-	3,750
Accounts payable	3,431	54,269
Accounts payable - related parties	134,000	103,948
Net cash used in operating activities	(139,468)	(107,633)

Cash Flows From Investing Activities
Sale of equipment	-	3,558
Net cash provided by investing activities	-	3,558

Cash Flows From Financing Activities
Cash overdraft	957	-
Proceeds from notes payable	11,500	10,000
Proceeds from convertible notes payable	100,000	-
Advance from stockholders	34,946	-
Repayment of advances to stockholders	(10,045)	-
Share issued for cash	-	67,500
Net cash provided by financing activities	137,358	77,500

Net decrease in Cash	(2,110)	(26,575)

Cash at Beginning of Period	2,110	31,454

Cash at End of Period	$-	$4,879

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing anf Financing Activities
Shares issued for accounts payable	$-	$(2,625)
Shares issued for accounts payable - related parties	$-	$(395,341)
Shares issued for accrued salaries	$-	$(209,448)
Shares issued for payment of notes payable	$-	$(25,000)
Conversion of accounts payable - related party to convertible note payable	$90,045	$-
Beneficial conversion feature on convertible notes	$161,478	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

On December 4, 2012, the Company reached an agreement with the holders of the Company’s Series A Preferred Stock to surrender and cancel all outstanding shares of the Company’s Series A Preferred Stock.  A copy of the Acknowledgement of Surrender and Cancelation of the Series A Preferred Stock is attached as Exhibit 4.4 to the Form 8-k filed on December 4, 2012.  The surrender and cancelation of the Series A Preferred Stock improves the Company’s capital structure because it eliminated the super voting provisions and conversion features that, if exercised by the holders, might dilute the common stockholders of the Company.

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the three months ended March 31, 2013 and 2012 was approximately $14,000 and $23,000, respectively.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $28,098 and $23,583, respectively.

Basis of Accounting

These unaudited condensed consolidated financial statements have been prepared using the basis of accounting generally accepted in the United States of America for interim financial statements and with Form 10-Q and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at March 31, 2013 and December 31, 2012.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at March 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation

The Company accounts for the grant of stock options and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $2,900 and $9,000 for the three months ended March 31, 2013 and 2012, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2013 and 2012 have been excluded from the per share computations:

	For the Three Months Ended
	March 31,
	2013	2012
Convertible Notes Payable	6,183,732	-
Warrants	5,805,002	-
Series A Preferred Stock	-	50,000,000

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

Recent Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2012 to determine their impact, if any, on our consolidated financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 3 – GOING CONCERN

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $280,876 for the three months ended March 31, 2013, and has an accumulated deficit of $2,965,871 as of March 31, 2013.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through increased sales of product and by sale of common shares.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2013	2012
	(Unaudited)
Equipment (Automobiles)	$26,338	$26,338
Accumulated depreciation	(13,701)	(11,803)
Total	$12,637	$14,535

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

Depreciation expense amounted to $1,898 and $507 for the three months ended March 31, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company sold equipment worth $3,558 for cash of $8,500 and recorded a gain on sale of equipment of $4,942.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	March 31,	December 31,
	2013	2012
	(Unaudited)
Finished Goods	$1,225	$620
Packaging materials and production supplies	115,354	66,911
	116,579	67,531
Reserve on inventory	(30,634)	(20,634)
	$85,945	$46,897

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

During the three months ended March 31, 2013, the Company incurred $6,000 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $1,500 during the three months ended March 31, 2013, payable to Richard Weed for his services to SF Blu as an officer.

Included in accounts payable – related parties as of March 31, 2013 and December 31, 2012, the Company has accrued $7,500 and $90,045, respectively related to legal fees payable to a related party Richard Weed and Weed & Co.

$90,545 in accounts payable - related parties due to Richard Weed and Weed & Co. was converted in to a convertible note payable during the quarter ended March 31, 2013.

On January 31, 2013, Richard O. Weed resigned as a Director of LiveWire Ergogenics, Inc. and resigned as Corporate Secretary. Mr. Weed’s resignation was not because of any disagreements with management or the board concerning the Registrant’s accounting practices, policies, or procedures.

Included in accounts payable – related parties as of March 31, 2013 and December 31, 2012 is $236,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company.

Included in accounts payable – related parties as of March 31, 2013 and December 31, 2012, the Company has accrued approximately $344,000 and $217,000 of deferred salary under two employment agreements entered into with the Company’s CEO and the Company’s President in conjunction with the Purchase Agreement.

As of March 31, 2013 and December 31, 2012 the Company, CEO and President advanced $77,346 and $42,400, respectively. These advanced loans are unsecured, due upon demand and bear no interest and included under notes payable.

Stockholders advance loans to the Company from time to time to provide financing for operations.

	March 31,	December 31,
	2013	2012
	(Unaudited)
Advances from stockholders	$37,476	$47,521

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – NOTES PAYABLE

On February 8, 2013, the Company entered into a non-interest bearing unsecured $3,500 note payable that is payable on demand.

On February 22, 2013, the Company entered into a non-interest bearing unsecured $6,000 note payable that is payable on demand.

On March 19, 2013, the Company entered into a non-interest bearing unsecured $2,000 note payable that is payable on demand.

As of March 31, 2013 and December 31, 2012 the Company, CEO and President advanced $77,346 and $42,400, respectively. These advanced loans are unsecured, due upon demand and bear no interest.

As of March 31, 2013 and December 31, 2012, the Company had accrued interest of $21,628 and $19,853 respectively, related to notes payable.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At March 31, 2013 and December 31, 2012 convertible debentures consisted of the following:

	March 31, 2013 (unaudited)	December 31, 2012
Convertible notes payable	$250,045	$60,000
Unamortized debt discount	(135,422)	(53,364)
Total	$114,623	$6,636

Note issued on November 14, 2012:

On November 14, 2012, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $20,000 due on demand, with the conversion features commencing immediately. The loan is convertible at 50% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $20,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2013 this note has not been converted.

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

The initial fair value of the embedded debt derivative of $23,440 was allocated as a debt discount up to the proceeds of the note ($20,000) with remained ($3,440) charged to operations during the year ended December 31, 2012 as loss on derivative liability.

During the quarter ended March 31, 2013, the Company amortized and wrote off $10,000 to current period operations as interest expense.

The fair value of the described embedded derivative of $20,226 at March 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.04%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $2,203 for the three months ended March 31, 2013.

Notes issued on December 21, 2012:

On December 21, 2012, the Company entered into agreements with two third party non-affiliates to two 6% interest bearing convertible debentures for $40,000 due on September 30, 2013, with the conversion features commencing on or before the loan maturity date. The loans are convertible at 20% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with these debentures, the Company recorded a $40,000 discount on debt, related to the beneficial conversion feature of the notes to be amortized over the life of the notes or until the notes are converted or repaid. As of March 31, 2013 these notes have not been converted.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

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

The initial fair value of the embedded debt derivative of $48,678 was allocated as a debt discount up to the proceeds of the note ($40,000) with remained ($8,678) charged operations during the year ended December 31, 2012 as loss on derivative liability.

During the three months ended March 31, 2013, the Company amortized and wrote off $12,720 to current period operations as interest expense.

The fair value of the described embedded derivative of $20,366 at March 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	120,66%
Risk free rate:	0.11%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $28,183 for the three months ended March 31, 2013.

Notes issued on January 8, 2013:

On January 8, 2013 the Company entered three agreements with third party non-affiliates to 6% interest bearing convertible debentures totaling $50,000 due on July 31, 2013, with the conversion features commencing immediately. The loans are convertible at 40% of the lowest closing price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $43,185 discount on debt, related to the beneficial conversion features of the notes to be amortized over the lives of the notes or until the notes are converted or repaid. As of March 31, 2013 these notes have not been converted.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into on January 8, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Notes and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Notes, the Company determined a fair value of $43,185 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $43,185 was allocated as a debt discount.

During the quarter ended March 31, 2013, the Company amortized and wrote off $17,359 to current period operations as interest expense.

The fair value of the described embedded derivatives of $39,227 at March 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.11%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $3,958 for the three months ended March 31, 2013.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

Note issued on January 23, 2013:

On January 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,258 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2013 this note has not been converted.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on January 23, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $21,258 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $21,258 was allocated as a debt discount.

During the quarter ended March 31, 2013, the Company amortized and wrote off $7,536 to current period operations as interest expense.

The fair value of the described embedded derivative of $19,613 at March 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.11%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $1,645 for the three months ended March 31, 2013.

Note issued on January 25, 2013:

On January 25, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,212 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2013 this note has not been converted.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on January 25, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $21,212 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $21,212 was allocated as a debt discount.

During the quarter ended March 31, 2013, the Company amortized and wrote off $7,373 to current period operations as interest expense.

The fair value of the described embedded derivative of $19,613 at March 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.11%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $1,599 for the three months ended March 31, 2013.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

Note issued on February 1, 2013:

On February 1, 2013, the Company entered into an agreement with a related party for conversion of accounts payable to a 6% interest bearing convertible debentures for $90,045 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $75,824 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2013 this note has not been converted.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 1, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $75,824 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $75,824 was allocated as a debt discount.

During the quarter ended March 31, 2013, the Company amortized and wrote off $24,432 to current period operations as interest expense.

The fair value of the described embedded derivative of $70,643 at March 31, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	120.66%
Risk free rate:	0.11%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $5,181 for the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Company had accrued interest of $3,183 and $220 respectively, related to notes payable.

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

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2013:

		Fair Value Measurements at March 31, 2013 using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$189,688	-	-	$189,688

The debt derivative   liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2013:

Debt Derivative Liability
Balance, December 31, 2012	$70,977
Initial fair value of debt derivatives at note issuances	161,478
Mark-to-market at March 31, 2013
-Embedded debt derivatives	(42,767)
Balance, March 31, 2013	$189,688

Net gain for the period included in earnings relating to the liabilities held at March 31, 2013	$(42,767)

Non- cash interest (expenses) included in change in derivative liability	$-

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

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

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

All references in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the December 13, 2012 stock dividend in substance as a stock split.

As of March 31, 2013 and December 31, 2012, the Company had 68,460,139 shares of its common stock issued and outstanding.

2013

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	5,805,002	2.84	$1.00	5,805,002	$1.00
	5,805,002			5,805,002

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$
Issued	5,802,002		1.00
Exercised	—		—
Expired	-		-
Outstanding at December 31, 2012	5,802,002		$1.00
Issued	-		-
Exercised	—		—
Expired	-		-
Outstanding at March 31, 2013	5,802,002		$1.00

During the year ended December 31, 2012, the Company issued 5,805,002 warrants with an exercise price of $1 vesting over 5 years and expiring January 31, 2016. The fair value (as determined and described below) of $21,652 is charged ratably over the vesting term of the warrants.

Significant assumptions:
Risk-free interest rate at grant date	6.30% -8.50%
Expected stock price volatility	103.96%
Expected dividend payout	—
Expected option life-years	(a)

(a)	– All warrants issued expire on January 31, 2016. The remaining life of the warrants is 2.84 years.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

NOTE 11 – STOCKHOLDERS DEFICIT (continued)
Subscription Receivable

The Company issued 216,000 (180,000 shares pre stock split of 1 share for every five shares held) shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was paid and the balance at December 31, 2012 is $45,000. These shares were not issued as of March 31, 2013.

Common Stock to be Issued

The Company will issue 50,400 (42,000 shares pre stock split of 1 share for every five shares held) shares (valued at $12,600) for the year ended December 31, 2012 of the Company’s restricted common stock. A cash payment of $12,600 was made on May 9, 2012. These shares were not issued as of March 31, 2013.

NOTE 12 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the quarters ended March 31, 2013 and 2012. At March 31, 2013, two customers accounted for 95% of the Company’s total revenue. At March 31, 2012, three customers accounted for 78% of the Company’s total revenue.

Customer	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
A	55%	-
B	40%	-
C	-	49%
D	-	18%
E	-	11%

For the three months ended March 31, 2013 the Company had one supplier who accounted for approximately $40,000 of their purchases used for production or approximately 94% of total purchases for the three months then ended. For the three months ended March 31, 2012 the Company had two main suppliers who accounted for approximately $40,000 of their purchases used for production or approximately 89% of total purchases for the three months then ended.

NOTE 13 - SUBSEQUENT EVENTS

In April, 2013, the Company borrowed $42,500 by issuing an 8% interest bearing convertible note payable due on December 20, 2013. The note is convertible at a conversion price equal to 42% (the “Discount”) of the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this report. It contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the three months ended March 31, 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to a large cup of coffee, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three months ended March 31, 2013 and 2012 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three months ended March 31, 2013 and 2012

During the three months ended March 31, 2013, we incurred a net loss of $280,876.  During the three months ended March 31, 2012, we incurred a net loss of $248,112. The increase is primarily attributable to amortization of debt discount related to convertible notes payable.

Comparison of the results of operations for the three months ended March 31, 2013 and 2012

Sales.  During the three months ended March 31, 2013, sales of our products amounted to $17,788, as compared to $44,218, in the corresponding 2012 period. The decrease is primarily attributable to focusing on the education of new brokers and distributors signed on in the fourth quarter of 2012. The new distributors and brokers require approximately a six month lead time to get educated properly on the product, set appointments and engage in sales calls. The company also introduced a new 4-pack packaging option in the first quarter and has been sending samples with updated sales information to all sales channels.  The company is confident the newly signed brokers and additional packaging options will result in increased revenue in the coming quarters.

Costs and Expenses

Cost of goods sold. For the three months ended March 31, 2013, cost of goods sold was $8,297 compared to $46,042 for the three months ended March 31, 2012. The reduction in revenue had a direct effect on the cost of sales for the three month period ended March 31, 2013

Gross profit (loss). For the three months ended March 31, 2013, our gross profit was $9,491 (53.36% of revenue) compared to a gross loss of ($1,914) (4.34%) of revenue) for the three months ended March 31, 2012. The increase in our gross profit relates to the streamlining of manufacturing and production as well as the Company’s concentration on bulk sales which requires less packaging and in turn increases gross profit.

General and Administrative. During the three months ended March 31, 2013, general and administrative expenses amounted to $233,165, as compared to $222,603 in the corresponding 2012 period. The increase in general and administrative expenses in 2013 resulted from increases in salaries, legal expenses, contract labor and office expenses.

Selling Costs. During the three months ended March 31, 2013 and 2012, selling costs amounted to $13,751 and $22,759, respectively. The decrease in selling costs is attributed to developing packaging and sales materials for all sales channels. As well as a reduction in advertising and promotions while collateral material was being finalized.

Depreciation. During the three months ended March 31, 2013 and 2012, depreciation expense amounted to $1,898 and $507, respectively. The increase in depreciation expense in 2013 resulted from purchase of equipment of $16,700 in later part of 2012.

Financing expenses. During the three months ended March 31, 2013 and 2012, finance expenses were $4,900 and $329, respectively. The primary increase is due to incurred increase in borrowings.

Loss on change in fair value of derivative liability. As described in our accompanying unaudited condensed consolidated financial statements, we issued convertible notes with certain conversion features that have certain reset provisions. All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the three months ended March 31, 2013, we recorded a gain of $42,767 in change in fair value of the derivative liability including initial non-cash interest as compared to $nil for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $79,420 during the three months ended March 31, 2013 as compared to $nil for the same period in the previous year.

Going Concern

We have an accumulated deficit of $2,965,871 and our current liabilities exceeded our current assets by $1,184,542 as of March 31, 2013. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operations

For the remainder of fiscal 2013, we will focus on attempting to continue increase our revenue through the sale of our products which we hope to achieve through increased market penetration.

Liquidity and Capital Resources

During the three months ended March 31, 2013, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2013.

Working Capital. As of March 31, 2013, we had a working capital deficit of $1,184,542 and cash of $0, while at December 31, 2012 we had a working capital deficit of $905,564 and cash of $2,110. The increase in our working capital deficit is primarily attributable to the increase in convertible notes payable, notes payable and derivative liability.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012

Net cash used in operating activities	$(139,468)	$(107,633)
Net cash used in investing activities	$-	$3,558
Net cash provided by financing activities	$137,358	$77,500

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities relates primarily to cash received from issuance and payment of our notes payable as well as advances from a Company officer.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. GAAP.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed three months ended March 31, 2013, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We do not have an independent body to oversee our internal control over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Changes in Internal Control over Financial Reporting
Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2013. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit No .	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

+filed herewith
* submitted herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEWIRE ERGOGENICS, INC.

May 20, 2013	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer