Form 10-Q
period 2013-06-30
LIVEWIRE ERGOGENICS INC.
filed 2013-08-19
CIK 1421289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

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

The number of shares of Common Stock of the issuer outstanding as of August 8, 2013 was 75,939,033.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements
LiveWire Ergogenics, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$2,110
Accounts receivable, net	15,888	4,475
Inventory, net	79,134	46,897
Prepaid and other current assets	930	930
Total current assets	95,952	54,412

Property and equipment, net	10,738	14,535

Total assets	$106,690	$68,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$1,919	$-
Accounts payable and accrued expenses	181,800	128,909
Accounts payable - related party	704,508	543,553
Notes payable	205,826	162,380
Convertible debentures, net	238,037	6,636
Derivative liability	216,912	70,977
Advances from stockholders	37,224	47,521
Total liabilities	1,586,226	959,976

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding
at June 30, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 70,960,139 and 68,460,139 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	7,095	6,846
Subscription receivable	(45,000)	(45,000)
Common stock to be issued	5	5
Additional paid-in-capital	2,027,149	1,832,115
Accumulated deficit	(3,468,785)	(2,684,995)
Total stockholders' deficit	(1,479,536)	(891,029)

Total liabilities and stockholders' deficit	$106,690	$68,947

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2013	2012	2013	2012

Income
Sales	$55,278	$109,146	37,490	65,018
Cost of goods sold	31,247	78,023	22,950	31,981
Gross Profit	24,031	31,123	14,540	33,037

Operating Expenses
Selling costs	16,488	57,633	2,737	34,874
General and administrative costs	649,634	721,862	416,469	499,259
Depreciation	3,797	2,405	1,899	1,898
Total Operating Expenses	669,919	781,900	421,105	536,031

Loss from operations	(645,888)	(750,777)	(406,565)	(502,994)

Other Expenses (Income)
Gain on change in fair value of derivative liability	(65,544)	-	(22,777)	-
Amortization of debt discount	191,367	-	111,947	-
Interest expense	12,078	529	7,178	200

Net Loss Before Provision for Income Taxes	$(783,789)	$(751,306)	$(502,913)	$(503,194)

Income Tax	-	-	-	-

Net Loss	(783,789)	$(751,306)	$(502,913)	$(503,194)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares
outstanding - basic and diluted	69,288,868	50,986,129	70,108,491	53,645,767

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended
	June 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(783,789)	$(751,306)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,797	2,405
Change in fair value of derivative liability	(65,544)	-
Amortization of debt discount	191,367	-
Common stock issued for services	124,750	258,650
Bad debt expense	4,515	-
Change in operating assets and liabilities:
Accounts receivable	(15,928)	(26,180)
Inventory	(32,238)	(45,464)
Prepaid and other assets	-	11,250
Accounts payable	52,892	49,357
Accounts payable - related parties	251,000	113,866
Net cash used in operating activities	(269,178)	(387,422)

Cash Flows From Investing Activities
Purchase of equipment	-	(16,700)
Sale of equipment	-	3,558
Net cash used in investing activities	-	(13,142)

Cash Flows From Financing Activities
Cash overdraft	1,919	2,110
Proceeds from notes payable	31,500	52,100
Proceeds from convertible notes payable	232,000	-
Advance from stockholders	39,946	-
Repayment of advances to stockholders	(10,297)	-
Repayment of shareholder loans	(22,000)
Repayment of note payable	(6,000)	(10,000)
Proceeds from subscription receivable	-	9,000
Share issued for cash	-	315,900
Net cash provided by financing activities	267,068	369,110

Net Decrease in Cash	(2,110)	(31,454)

Cash at Beginning of Period	2,110	31,454

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing anf Financing Activities
Shares issued for accounts payable	$-	$(7,625)
Shares issued for accounts payable - related parties	$-	$(395,341)
Shares issued for accrued salaries	$-	$(209,448)
Shares issued for payment of notes payable	$-	$(25,000)
Conversion of accounts payable - related party to convertible note payable	$90,045	$-
Beneficial conversion feature on convertible notes	$282,012	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month period ended June 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the six months ended June 30, 2013 and 2012 was approximately $16,500 and $57,600, respectively and for the three months ended June 30, 2013 and 2012 was approximately $2,500 and $34,600, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $28,098 and $23,583, respectively.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at June 30, 2013 and December 31, 2012.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at June 30, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $5,800 and $13,800 for the six months ended June 30, 2013 and 2012, respectively and $2,900 and $4,800 for the three months ended June 30, 2013 and 2012, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2013 and 2012 have been excluded from the per share computations:

	For the Six Months Ended
	June 30,
	2013	2012
Convertible Notes Payable	21,417,407	-
Warrants	5,805,002	-
Series A Preferred Stock	-	50,000,000

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $783,789 for the six months ended June 30, 2013, and has an accumulated deficit of $3,468,785 as of June 30, 2013.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2013	2012
	(Unaudited)
Equipment (Automobiles)	$26,338	$26,338
Accumulated depreciation	(15,600)	(11,803)
Total	$10,738	$14,535

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

Depreciation expense amounted to $3,797 and $2,405 for the six months ended June 30, 2013 and 2012, respectively and $1,899 and $1,898 for the three months ended June 30, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company sold equipment worth $3,558 for cash of $8,500 and recorded a gain on sale of equipment of $4,942.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	June 30,	December 31,
	2013	2012
	(Unaudited)
Finished Goods	$1,006	$620
Packaging materials and production supplies	98,762	66,911
	99,768	67,531
Reserve on inventory	(20,634)	(20,634)
	$79,134	$46,897

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

During the six months ended June 30, 2013, the Company incurred $6,000 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $1,500 during the six months ended June 30, 2013, payable to Richard Weed for his services to SF Blu as an officer.

Included in accounts payable – related parties as of June 30, 2013 and December 31, 2012, the Company has accrued $7,500 and $90,045, respectively related to legal fees payable to a related party Richard Weed and Weed & Co.

$90,045 in accounts payable - related parties due to Richard Weed and Weed & Co. was converted in to a convertible note payable during the quarter ended March 31, 2013.

On January 31, 2013, Richard O. Weed resigned as a Director of LiveWire Ergogenics, Inc. and resigned as Corporate Secretary. Mr. Weed’s resignation was not because of any disagreements with management or the board concerning the Registrant’s accounting practices, policies, or procedures.

Included in accounts payable – related parties as of June 30, 2013 and December 31, 2012 is $236,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company.

Included in accounts payable – related parties as of June 30, 2013 and December 31, 2012, the Company has accrued approximately $461,000 and $217,000 of deferred salary under two employment agreements entered into with the Company’s CEO and the Company’s President in conjunction with the Purchase Agreement.

As of June 30, 2013 and December 31, 2012 the Company, CEO and President advanced $60,346 and $42,400, respectively. These advanced loans are unsecured, due upon demand and bear no interest and included under notes payable.

Stockholders advance loans to the Company from time to time to provide financing for operations.

	June 30,	December 31,
	2013	2012
	(Unaudited)
Advances from stockholders	$37,224	$47,521

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

On April 1, 2013, the Company entered into two non-interest bearing unsecured $10,000, each notes payable that are payable on demand.

As of June 30, 2013 and December 31, 2012 the Company, CEO and President advanced $60,346 and $42,400, respectively. These advanced loans are unsecured, due upon demand and bear no interest.

As of June 30, 2013 and December 31, 2012, the Company had accrued interest of $23,423 and $19,853 respectively, related to notes payable.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At June 30, 2013 and December 31, 2012 convertible debentures consisted of the following:

	June 30, 2013 (unaudited)	December 31, 2012
Convertible notes payable	$382,045	$60,000
Unamortized debt discount	(144,008)	(53,364)
Total	$238,037	$6,636

Note issued on November 14, 2012:

On November 14, 2012, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $20,000 due on demand, with the conversion features commencing immediately. The loan is convertible at 50% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $20,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

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

During the three and six months ended June 30, 2013, the Company amortized debt discount of $4,778 and $14,778 to current period operations as an expense, respectively.

The fair value of the described embedded derivative of $20,000 at June 30, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	130.93%
Risk free rate:	0.04%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $2,429 for the six months ended June 30, 2013.

Notes issued on December 21, 2012:

On December 21, 2012, the Company entered into agreements with two third party non-affiliates to two 6% interest bearing convertible debentures for $40,000 due on September 30, 2013, with the conversion features commencing on or before the loan maturity date. The loans are convertible at 20% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with these debentures, the Company recorded a $40,000 discount on debt, related to the beneficial conversion feature of the notes to be amortized over the life of the notes or until the notes are converted or repaid. As of June 30, 2013 these notes have not been converted.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into on December 21, 2012.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $48,678 of the embedded derivatives. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	494.09%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $48,678 was allocated as a debt discount up to the proceeds of the note ($40,000) with remained ($8,678) charged operations during the year ended December 31, 2012 as loss on derivative liability.

During the three and six months ended June 30, 2013, the Company amortized debt discount of $12,862 and $25,582 to current period operations as an expense, respectively.

The fair value of the described embedded derivative of $17,232 at June 30, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	130.93%
Risk free rate:	0.11%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $31,317 for the six months ended June 30, 2013.

Notes issued on January 8, 2013:

On January 8, 2013 the Company entered three agreements with third party non-affiliates to 6% interest bearing convertible debentures totaling $50,000 due on July 31, 2013, with the conversion features commencing immediately. The loans are convertible at 40% of the lowest closing price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $43,185 discount on debt, related to the beneficial conversion features of the notes to be amortized over the lives of the notes or until the notes are converted or repaid. As of June 30, 2013 these notes have not been converted.

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

During the three and six months ended June 30, 2013, the Company amortized debt discount of $19,264 and $36,622 to current period operations as an expense, respectively.

The fair value of the described embedded derivatives of $34,357 at June 30, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	130.92%
Risk free rate:	0.11%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $8,828 for the six months ended June 30, 2013.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

Note issued on January 23, 2013:

On January 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,258 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

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

During the three and six months ended June 30, 2013, the Company amortized debt discount of $10,235 and $17,771 to current period operations as an expense, respectively.

The fair value of the described embedded derivative of $17,178 at June 30, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	130.93%
Risk free rate:	0.11%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $4,080 for the six months ended June 30, 2013.

Note issued on January 25, 2013:

On January 25, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,212 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

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

During the three and six months ended June 30, 2013, the Company amortized debt discount of $10,323 and $17,696 to current period operations as an expense, respectively.

The fair value of the described embedded derivative of $17,178 at June 30, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	130.93%
Risk free rate:	0.11%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $4,034 for the six months ended June 30, 2013.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

Note issued on February 1, 2013:

On February 1, 2013, the Company entered into an agreement with a related party for conversion of accounts payable to a 6% interest bearing convertible debentures for $90,045 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $75,824 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

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

During the three and six months ended June 30, 2013, the Company amortized debt discount of $38,333 and $62,765 to current period operations as an expense, respectively.

The fair value of the described embedded derivative of $61,873 at June 30, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	130.93%
Risk free rate:	0.11%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $13,952 for the six months ended June 30, 2013.

Note issued on May 15, 2013:

On May 15, 2013, the Company entered into an agreement with a third party non-affiliate to a 12% interest bearing convertible debentures for $50,000 due on demand, with the conversion features commencing immediately. The loan is convertible at lower of $0.07 or 60% of the lowest trade prices in the 25 trading days previous to the conversion. In connection with this debenture, the Company recorded a $50,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on May 15, 2013.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value of $51,240 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	130.93%
Risk free rate:	0.15%

The initial fair value of the embedded debt derivative of $51,240 was allocated as a debt discount up to the proceeds of the note ($50,000) with remained ($1,240) charged operations during the three and six months ended June 30, 2013 as loss on derivative liability.

During the three and six months ended June 30, 2013, the Company amortized debt discount of $6,301 to current period operations as an expense.

The fair value of the described embedded derivative of $49,582 at June 30, 2013 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Volatility	130.93%
Risk free rate:	0.15%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $1,658 for the six months ended June 30, 2013.

Note issued on April 29, 2013:

On April 29, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $5,000 due on April 29, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

During the three and six months ended June 30, 2013, the Company amortized debt discount of $70 to current period operations as an expense.

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

During the three and six months ended June 30, 2013, the Company amortized debt discount of $1,780 to current period operations as an expense.

Note issued on May 10, 2013:

On May 10, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on February 13, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

During the three and six months ended June 30, 2013, the Company amortized debt discount of $7,459 to current period operations as an expense.

Note issued on May 23, 2013:

On May 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 22, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $5,200 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2013 this note has not been converted.

During the three and six months ended June 30, 2013, the Company amortized debt discount of $543 to current period operations as an expense.

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

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2013:

		Fair Value Measurements at June 30, 2013 using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$216,912	-	-	$216,912

The debt derivative   liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2013:

Debt Derivative Liability
Balance, December 31, 2012	$70,977
Initial fair value of debt derivatives at note issuances	211,479
Mark-to-market at June 30, 2013
-Embedded debt derivatives	(65,544)
Balance, June 30, 2013	$216,912

Net gain for the period included in earnings relating to the liabilities held at June 30, 2013	$(65,544)

Non- cash interest (expenses) included in change in derivative liability	$-

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

On May 1, 2013, the Company issued 2,500,000 shares (valued at $124,750) of the Company’s common stock as compensation to an attorney for legal fees.

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

As of June 30, 2013 and December 31, 2012, the Company had 70,960,139 and 68,460,139 shares of its common stock issued and outstanding, respectively.

2013

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	5,805,002	2.59	$1.00	5,805,002	$1.00

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$
Issued	5,805,002		1.00
Exercised	—		—
Expired	-		-
Outstanding at December 31, 2012	5,805,002		$1.00
Issued	-		-
Exercised	—		—
Expired	-		-
Outstanding at June 30, 2013	5,805,002		$1.00

During the year ended December 31, 2012, the Company issued 5,805,002 warrants with an exercise price of $1 vesting over 5 years and expiring January 31, 2016. The fair value (as determined and described below) of $21,652 is charged ratably over the vesting term of the warrants.

Significant assumptions:
Risk-free interest rate at grant date	6.30% -8.50%
Expected stock price volatility	103.96%
Expected dividend payout	—
Expected option life-years	(a)

(a)	– All warrants issued expire on January 31, 2016. The remaining life of the warrants is 2.59 years.

NOTE 11 – STOCKHOLDERS DEFICIT (continued)
Subscription Receivable

The Company issued 216,000 (180,000 shares pre stock split of 1 share for every five shares held) shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was paid and the balance at December 31, 2012 is $45,000. These shares were not issued as of June 30, 2013.

Common Stock to be Issued

The Company will issue 50,400 (42,000 shares pre stock split of 1 share for every five shares held) shares (valued at $12,600) for the year ended December 31, 2012 of the Company’s restricted common stock. A cash payment of $12,600 was made on May 9, 2012. These shares were not issued as of June 30, 2013. Subsequently, on July 16, 2013, the Company issued these shares (see note 13).

NOTE 12 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2013 and 2012. At June 30, 2013, four customers accounted for 63% of the Company’s total revenue. At June 30, 2012, three customers accounted for 64% of the Company’s total revenue.

Customer	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
A	21%	-
B	15%	-
C	14%
D	13%
E	-	42%
F	-	11%
G	-	11%

For the six months ended June 30, 2013 the Company had one supplier who accounted for approximately $40,000 of their purchases used for production or approximately 81% of total purchases for the six months then ended. For the six months ended June 30, 2012 the Company had two main suppliers who accounted for approximately $84,000 of their purchases used for production or approximately 77% of total purchases for the six months then ended.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

On July 10, 2013 the Company issued 2,628,494 shares of common stock as a result of converting four short term notes totaling $54,980.

On July 16, 2013, the Company issued 1,530,000 shares of common stock to two consultants valued at $39,627 ($0.0259 per share) for services rendered charged to operations during the six months ended June 30, 2013.

On July 16, 2013, the Company issued 770,000 shares of common stock to two individuals valued at $19,943 ($0.0259 per share) pursuant to their endorsement agreements charged to operations during the six months ended June 30, 2013.

On July 16, 2013, the Company issued 50,400 shares of common stock pursuant to a common stock subscription dated May 9, 2012.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the six and three months ended June 30, 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to a large cup of coffee, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the six and three months ended June 30, 2013 and 2012 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the six months ended June 30, 2013 and 2012

During the six months ended June 30, 2013, we incurred a net loss of $783,789.  During the six months ended June 30, 2012, we incurred a net loss of $751,306. The increase is primarily attributable to an increase of $191,367 in amortization costs, offset with gain on change in fair value of derivative liability of $65,544 as compared to $0 in 2012.

Comparison of the results of operations for the six months ended June 30, 2013 and 2012

Sales.  During the six months ended June 30, 2013, sales of our products amounted to $55,278, as compared to $109,146, in the corresponding 2012 period. The decrease is primarily attributable to focusing on the education of new brokers and distributors signed on in the fourth quarter of 2012. The new distributors and brokers require approximately a six month lead time to get educated properly on the product, set appointments and engage in sales calls. The company also introduced a new 4-pack packaging option in the first quarter and has been sending samples with updated sales information to all sales channels.  The company is confident the newly signed brokers and additional packaging options will result in increased revenue in the coming quarters.

Costs and Expenses

Cost of goods sold. For the six months ended June 30, 2013, cost of goods sold was $31,247 compared to $78,023 for the six months ended June 30, 2012. The reduction in revenue had a direct effect on the cost of sales for the six month period ended June 30, 2013

Gross profit. For the six months ended June 30, 2013, our gross profit was $24,031 (43% of revenue) compared to a gross profit of $31,123 (29% of revenue) for the six months ended June 30, 2012. The increase in our gross profit relates to the streamlining of manufacturing and production as well as the Company’s concentration on bulk sales which requires less packaging and in turn increases gross profit.

General and Administrative. During the six months ended June 30, 2013, general and administrative expenses amounted to $649,634, as compared to $721,862 in the corresponding 2012 period. The decrease in general and administrative expenses resulted from approximately $260,000 charged to stock based compensation in 2012 compared to approximately $60,000 in the corresponding period in 2013.

Selling Costs. During the six months ended June 30, 2013 and 2012, selling costs amounted to $16,488 and $57,633, respectively. The decrease in selling costs is attributed to developing packaging and sales materials for all sales channels as well as a reduction in advertising and promotions while collateral material was being finalized.

Depreciation. During the six months ended June 30, 2013 and 2012, depreciation expense amounted to $3,797 and $2,405, respectively. The increase in depreciation expense in 2013 resulted from purchase of equipment of $16,700 in 2012.

Financing expenses. During the six months ended June 30, 2013 and 2012, finance expenses were $12,078 and $529, respectively. The primary increase is due to incurred increase in borrowings.

Gain on change in fair value of derivative liability. As described in our accompanying unaudited condensed consolidated financial statements, we issued convertible notes with certain conversion features that have certain reset provisions. All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the six months ended June 30, 2013, we recorded a gain of $65,544 in change in fair value of the derivative liability including initial non-cash interest as compared to $nil for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $191,367 during the six months ended June 30, 2013 as compared to $nil for the same period in the previous year.

Company Overview for the three months ended June 30, 2013 and 2012

During the three months ended June 30, 2013, we incurred a net loss of $502,913.  During the three months ended June 30, 2012, we incurred a net loss of $503,194.

Comparison of the results of operations for the three months ended June 30, 2013 and 2012

Sales.  During the three months ended June 30, 2013, sales of our products amounted to $37,490, as compared to $65,018, in the corresponding 2012 period. The decrease is primarily attributable to focusing on the education of new brokers and distributors signed on in the fourth quarter of 2012. The new distributors and brokers require approximately a six month lead time to get educated properly on the product, set appointments and engage in sales calls. The company also introduced a new 4-pack packaging option in the first quarter and has been sending samples with updated sales information to all sales channels.  The company is confident the newly signed brokers and additional packaging options will result in increased revenue in the coming quarters.

Costs and Expenses

Cost of goods sold. For the three months ended June 30, 2013, cost of goods sold was $22,950 compared to $31,981 for the three months ended June 30, 2012. The reduction in revenue had a direct effect on the cost of sales for the three month period ended June 30, 2013.

Gross profit. For the three months ended June 30, 2013, our gross profit was $14,540 (39% of revenue) compared to a gross profit of $33,037 (51% of revenue) for the three months ended June 30, 2012.
The decrease in our gross profit relates to an adjustment to cost of sales due to a decrease to the inventory reserve made in the three month period ended June 30, 2013.

General and Administrative. During the three months ended June 30, 2013, general and administrative expenses amounted to $416,469, as compared to $499,259 in the corresponding 2012 period. The decrease in general and administrative expenses resulted from approximately $260,000 charged to stock based compensation in 2012 compared to approximately $60,000 in the corresponding period in 2013.

Selling Costs. During the three months ended June 30, 2013 and 2012, selling costs amounted to $2,737 and $34,874, respectively. The decrease in selling costs is attributed to developing packaging and sales materials for all sales channels as well as a reduction in advertising and promotions while collateral material was being finalized.

Depreciation. During the three months ended June 30, 2013 and 2012, depreciation expense amounted to $1,899 and $1,898, respectively.

Financing expenses. During the three months ended June 30, 2013 and 2012, finance expenses were $7,178 and $200, respectively. The primary increase is due to incurred increase in borrowings.

Gain on change in fair value of derivative liability. As described in our accompanying unaudited condensed consolidated financial statements, we issued convertible notes with certain conversion features that have certain reset provisions. All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the three months ended June 30, 2013, we recorded a gain of $22,777 in change in fair value of the derivative liability including initial non-cash interest as compared to $nil for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $111,947 during the three months ended June 30, 2013 as compared to $nil for the same period in the previous year.

Going Concern

We have an accumulated deficit of $3,468,785 and our current liabilities exceeded our current assets by $1,490,274 as of June 30, 2013. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operations

For the remainder of fiscal 2013, we will focus on attempting to continue increase our revenue through the sale of our products which we hope to achieve through increased market penetration.

Liquidity and Capital Resources

During the six months ended June 30, 2013, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2013.

Working Capital. As of June 30, 2013, we had a working capital deficit of $1,490,274 and cash of $0, while at December 31, 2012 we had a working capital deficit of $905,564 and cash of $2,110. The increase in our working capital deficit is primarily attributable to the increase in convertible notes payable, notes payable and derivative liability.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012

Net cash used in operating activities	$(269,178)	$(387,422)
Net cash used in investing activities	$-	$(13,142)
Net cash provided by financing activities	$267,068	$369,110

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed six months ended June 30, 2013, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2013. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal control over financial reporting during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LIVEWIRE ERGOGENICS, INC.

August 19, 2013	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer