Form 10-Q
period 2013-09-30
LIVEWIRE ERGOGENICS INC.
filed 2013-11-19
CIK 1421289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

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

The number of shares of Common Stock of the issuer outstanding as of November 8, 2013 was 83,846,619.

Item 1. Financial Statements

LiveWire Ergogenics, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,103	$2,110
Accounts receivable, net	15,073	4,475
Inventory, net	48,222	46,897
Prepaid and other current assets	930	930
Total current assets	88,328	54,412

Property and equipment, net	9,097	14,535

Total assets	$97,425	$68,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$136,018	$128,909
Accounts payable - related party	243,841	543,553
Notes payable	196,146	162,380
Convertible debentures, net	314,684	6,636
Derivative liability	-	70,977
Advances from stockholders'	37,224	47,521
Total liabilities	927,913	959,976

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding
at September 30, 2013 and December 31, 2012	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 81,043,200 and 68,460,139 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	8,103	6,846
Subscription receivable	(45,000)	(45,000)
Common stock to be issued	-	5
Additional paid-in-capital	2,867,775	1,832,115
Accumulated deficit	(3,661,366)	(2,684,995)
Total stockholders' deficit	(830,488)	(891,029)

Total liabilities and stockholders' deficit	$97,425	$68,947

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2013	2012	2013	2012

Income
Sales	$112,709	$135,674	$57,431	$26,528
Cost of goods sold	68,644	100,625	37,397	22,602
Gross Profit	44,065	35,049	20,034	3,926

Operating Expenses
Selling costs	48,195	64,181	31,707	6,548
General and administrative costs	731,629	880,954	81,995	159,092
Depreciation	5,438	4,305	1,641	1,900
Total Operating Expenses	785,262	949,440	115,343	167,540

Loss from operations	(741,197)	(914,391)	(95,309)	(163,614)

Other Expenses (Income)
Gain on change in fair value of derivative liability	(65,544)	-	-	-
Amortization of debt discount	270,016	-	78,649	-
Interest expense	30,702	1,804	18,624	1,275

Net Loss Before Provision for Income Taxes	$(976,371)	$(916,195)	$(192,582)	$(164,889)

Income Tax	-	-	-	-

Net Loss	(976,371)	$(916,195)	$(192,582)	$(164,889)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares
outstanding - basic and diluted	72,056,955	64,519,655	77,535,234	62,688,121

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months ended
	September 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(976,371)	$(916,195)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,438	4,305
Change in fair value of derivative liability	(65,544)	-
Amortization of debt discount	270,016	-
Common stock issued for services	184,320	258,650
Bad debt expense	4,515	-
Change in operating assets and liabilities:
Accounts receivable	(15,113)	1,236
Inventory	(1,325)	(34,432)
Prepaid and other assets	-	11,250
Accounts payable	14,608	87,584
Accounts payable - related parties	251,000	149,446
Net cash used in operating activities	(328,456)	(438,156)

Cash Flows From Investing Activities
Purchase of equipment	-	(16,700)
Sale of equipment	-	3,558
Net cash provided by investing activities	-	(13,142)

Cash Flows From Financing Activities
Proceeds from notes payable	79,000	67,100
Proceeds from shareholder loan	-	42,380
Proceeds from convertible notes payable	332,000	-
Repayment of convertible notes payable	(40,000)
Advance from stockholders	47,746	-
Repayment of advances to stockholders	(10,297)	-
Repayment of shareholder loans	(52,000)
Repayment of note payable	(6,000)	(10,000)
Proceeds from subscription receivable	-	9,000
Share issued for cash	-	315,900
Net cash provided by financing activities	350,449	424,380

Net increase (decrease) in Cash	21,993	(26,918)

Cash at Beginning of Period	2,110	31,454

Cash at End of Period	$24,103	$4,536

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$305,512	$-
Shares issued for accounts payable	$-	$7,625
Shares issued for accounts payable - related parties	$90,045	$395,341
Shares issued for accrued salaries	$-	$209,448
Common stock issued for payment of notes payable	$80,980	$25,000
Capital contribution relating to accrued salaries	$460,667	$-
Conversion of interest to note payable	$7,500	$-
Reclassification of derivative liability to additional paid-in-capital
on conversion of debt	$216,911	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the nine months ended September 30, 2013 and 2012 was approximately $18,500 and $64,200, respectively and for the three months ended September 30, 2013 and 2012 was approximately $1,700 and $34,600, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $28,098 and $23,583, respectively.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at September 30, 2013 and December 31, 2012.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at September 30, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $5,800 and $16,800 for the nine months ended September 30, 2013 and 2012, respectively and $0 and $4,800 for the three months ended September 30, 2013 and 2012, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2013 and 2012 have been excluded from the per share computations:

	For the Nine Months Ended
	September 30,
	2013	2012
Convertible Notes Payable	7,314,907	-
Warrants	6,305,002	-
Series A Preferred Stock	-	50,000,000

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $976,371 for the nine months ended September 30, 2013, and has an accumulated deficit of $3,661,366 as of September 30, 2013.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2013	2012
	(Unaudited)
Equipment (Automobiles)	$26,338	$26,338
Accumulated depreciation	(17,241)	(11,803)
Total	$9,097	$14,535

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

Depreciation expense amounted to $5,438 and $4,305 for the nine months ended September 30, 2013 and 2012, respectively and $1,641 and $1,900 for the three months ended September 30, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company sold equipment worth $3,558 for cash of $8,500 and recorded a gain on sale of equipment of $4,942.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	September 30,	December 31,
	2013	2012
	(Unaudited)
Finished Goods	$1,238	$620
Packaging materials and production supplies	67,618	66,911
	68,856	67,531
Reserve on inventory	(20,634)	(20,634)
	$48,222	$46,897

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

During the nine months ended September 30, 2013, the Company incurred $6,000 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $1,500 during the nine months ended September 30, 2013, payable to Richard Weed for his services to SF Blu as an officer.

Included in accounts payable – related parties as of September 30, 2013 and December 31, 2012, the Company has accrued $7,500 and $90,045, respectively related to legal fees payable to a related party Richard Weed and Weed & Co.

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

Included in accounts payable – related parties as of September 30, 2013 and December 31, 2012 is $236,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company.

Included in accounts payable – related parties as of September 30, 2013 and December 31, 2012, the Company had accrued approximately $461,000 and $217,000 of deferred salary under two employment agreements entered into with the Company’s CEO and the Company’s President in conjunction with the Purchase Agreement. On September 3, 2013, Bill Hodson, the chief executive officer, and Brad Nichols, the president of LiveWire Ergogenics, Inc., agreed to forgive their deferred salaries to date, the total amount of which is $460,667, and shall no longer hold the registrant responsible for payment of that amount. This has been recorded as a capital contribution. In addition, Mr. Hodson and Mr. Nichols agreed to change the terms of their employment agreements to a salary of $1.00 per year.  All other details of our employment agreements shall remain in full effect.

As of September 30, 2013 and December 31, 2012 the Company, CEO and President advanced $38,146 and $42,400, respectively. These advanced loans are unsecured, due upon demand and bear no interest and included under notes payable.

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

On September 3, 2013, Bill Hodson, the chief executive officer, and Brad Nichols, the president of LiveWire Ergogenics, Inc., agreed to forgive their deferred salaries to date, the total amount of which is $460,667, and shall no longer hold the registrant responsible for payment of that amount. This has been recorded as a capital contribution. In addition, Mr. Hodson and Mr. Nichols agreed to change the terms of their employment agreements to a salary of $1.00 per year.  All other details of our employment agreements shall remain in full effect.

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

On April 1, 2013, the Company entered into two non-interest bearing unsecured $10,000 notes payable that are each payable on demand.

On August 30, 2013, the Company entered into two non-interest bearing unsecured $47,500, notes payable that are each payable on demand.

As of September 30, 2013 and December 31, 2012 the Company, CEO and President advanced $38,146 and $42,400, respectively. These advanced loans are unsecured, due upon demand and bear no interest.

As of September 30, 2013 and December 31, 2012, the Company had accrued interest of $42,657 and $19,853 respectively, related to notes payable.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At September 30, 2013 and December 31, 2012 convertible debentures consisted of the following:

	September 30, 2013 (unaudited)	December 31, 2012
Convertible notes payable	$403,545	$60,000
Unamortized debt discount	(88,861)	(53,364)
Total	$314,684	$6,636

Note issued on November 14, 2012:

On November 14, 2012, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $20,000 due on demand, with the conversion features commencing immediately. The loan is convertible at 50% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $20,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the quarter ended September 30, 2013 this note was converted in to 956,164 shares.

Notes issued on December 21, 2012:

On December 21, 2012, the Company entered into agreements with two third party non-affiliates to two 6% interest bearing convertible debentures for $40,000 due on September 30, 2013, with the conversion features commencing on or before the loan maturity date. The loans are convertible at 20% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with these debentures, the Company recorded a $40,000 discount on debt, related to the beneficial conversion feature of the notes to be amortized over the life of the notes or until the notes are converted or repaid. As of September 30, 2013 these notes have not been converted. In October 2013 these notes were restructured and will be partially repaid in cash and remaining balance will be converted into a new class of preferred shares.

Notes issued on January 8, 2013:

On January 8, 2013 the Company entered three agreements with third party non-affiliates to 6% interest bearing convertible debentures totaling $50,000 due on July 31, 2013, with the conversion features commencing immediately. The loans are convertible at 40% of the lowest closing price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $43,185 discount on debt, related to the beneficial conversion features of the notes to be amortized over the lives of the notes or until the notes are converted or repaid. During the quarter ended September 30, 2013 one of the agreements was repaid in full for $15,000, a second agreement valued at $20,000 was assigned to another debt holder and the third agreement valued at $20,000 was restructured in October 2013 and will be partially repaid in cash and the remaining balance will be converted into a new class of preferred shares.

Note issued on January 23, 2013:

On January 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,258 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note has not been converted. In October 2013 this note was restructured and will be partially repaid in cash and the remaining balance will be converted into a new class of preferred shares.

Note issued on January 25, 2013:

On January 25, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,212 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the quarter ended September 30, 2013 this agreements was repaid in full for $25,000 in cash.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

Note issued on February 1, 2013:

On February 1, 2013, the Company entered into an agreement with a related party for conversion of accounts payable to a 6% interest bearing convertible debentures for $90,045 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $75,824 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note has been partially converted into 2,604,167 shares of common stock valued at $20,000. In October 2013 this note was restructured and will be partially repaid in cash and the remaining balance will be converted into a new class of preferred shares.

Note issued on May 15, 2013:

On May 15, 2013, the Company entered into an agreement with a third party non-affiliate to a 12% interest bearing convertible debentures for $50,000 due on demand, with the conversion features commencing immediately. The loan is convertible at lower of $0.07 or 60% of the lowest trade prices in the 25 trading days previous to the conversion. In connection with this debenture, the Company recorded a $50,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note has not been converted. In October 2013 this note was restructured and will be repaid in cash.

Note issued on April 29, 2013:

On April 29, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $5,000 due on April 29, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note has not been converted.

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note has not been converted.

Note issued on May 10, 2013:

On May 10, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on February 13, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note has not been converted.

Note issued on May 23, 2013:

On May 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 22, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $5,200 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note has not been converted.

Note issued on July 16, 2013:

On July 16, 2013, a note holder assigned a $20,000 convertible note to a third party non-affiliate. The assigned note was amended to a convertible debentures for $25,000 due on August 1, 2014, which includes a one time interest charge of 10% which was applied immediately. The loan is convertible at lower of $0.025 or 60% of the lowest trade prices in the 25 trading days previous to the conversion. In connection with this debenture, the Company recorded an $18,333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note was partially converted into 2,500,000 shares valued at $6,000. In October 2013 this note was restructured and will be repaid in cash.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note has not been converted.

During the three and nine months ended September 30, 2013, the Company amortized debt discount of $78,649 and $270,016 to current period operations as an expense.

During the quarter ended September 30, 2013, the Company has committed or settled the convertible note either through conversion into common shares or paid by cash. Hence, the derivative liability of $216,912 was transferred to additional paid in capital.

At September 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $0 and $65,544 during the three and nine months ended September 30, 2013, respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2013:

Fair Value Measurements at September 30, 2013 using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$-	-	-	$-

The debt derivative   liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Debt Derivative Liability
Balance, December 31, 2012	$70,977
Initial fair value of debt derivatives at note issuances	211,479
Reclass to additional paid in capital	(216,912)
Mark-to-market at September 30, 2013
-Embedded debt derivatives	(65,544)
Balance, September 30, 2013	$-

Net gain for the period included in earnings relating to the liabilities held at September 30, 2013	$(65,544)

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

On July 16, 2013, the Company issued 1,530,000 shares of common stock to two consultants valued at $39,627 ($0.0259 per share) for services rendered charged to operations during the nine months ended September 30, 2013.

On July 16, 2013, the Company issued 770,000 shares of common stock to two individuals valued at $19,943 ($0.0259 per share) pursuant to their endorsement agreements charged to operations during the nine months ended September 30, 2013.

On August 21, 2013 the Company issued 2,500,000 shares of common stock as a result of a $6,000 ($0.024 per share) partial conversion of a short term note.

On August 21, 2013 the Company issued 2,604,167 shares of common stock as a result of a $20,000 partial conversion of a convertible note.

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

As of September 30, 2013 and December 31, 2012, the Company had 70,960,139 and 68,460,139 shares of its common stock issued and outstanding, respectively.

2013

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20 - 1.00	6,305,002	2.38	$0.94	6,305,002	$0.94

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$
Issued	5,805,002		1.00
Exercised	—		—
Expired	-		-
Outstanding at December 31, 2012	5,805,002		$1.00
Issued	500,000		0.20
Exercised	—		—
Expired	-		-
Outstanding at September 30, 2013	6,305,002		$0.94

During the year ended December 31, 2012, the Company issued 5,805,002 warrants with an exercise price of $1 vesting over 5 years and expiring January 31, 2016. The fair value (as determined and described below) of $21,652 is charged ratably over the vesting term of the warrants.

During the nine months ended September 30, 2013, the Company issued 500,000 warrants along with the convertible note payable of $100,000 with an exercise price of $0.20 vesting over 3 years and expiring August 13, 2016. The fair value (as determined and described below) of $5,167 is charged ratably over the vesting term of the warrants.

Significant assumptions:
Risk-free interest rate at grant date	0.68% -8.50%
Expected stock price volatility	103.96%- 194.25%
Expected dividend payout	2.34
Expected option life-years

NOTE 11 – STOCKHOLDERS DEFICIT (continued)

Subscription Receivable

The Company issued 216,000 (180,000 shares pre stock split of 1 share for every five shares held) shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was paid and the balance at December 31, 2012 is $45,000. These shares were not issued as of September 30, 2013.

Common Stock to be Issued

The Company will issue 50,400 (42,000 shares pre stock split of 1 share for every five shares held) shares (valued at $12,600) for the year ended December 31, 2012 of the Company’s restricted common stock. A cash payment of $12,600 was made on May 9, 2012. These shares were issued as of September 30, 2013.

NOTE 12 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2013 and 2012. At September 30, 2013, three customers accounted for 52% of the Company’s total revenue. At September 30, 2012, three customers accounted for 51% of the Company’s total revenue.

Customer	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
A	11%	-
B	31%	-
C	10%
D	-	11%
E	-	10%
F	-	40%

For the nine months ended September 30, 2013 the Company had one supplier who accounted for approximately $420,000 of their purchases used for production or approximately 61% of total purchases for the nine months then ended. For the nine months ended September 30, 2012 the Company had four suppliers who accounted for approximately $96,000 of their purchases used for production or approximately 88% of total purchases for the nine months then ended.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

Since October 1, 2013, the Company issued 2,803,419 shares of common stock as a result of converting $42,500 of principal and $1,700 of interest on a short term convertible notes payable.

In addition, in October 2013, the Company received $26,000 in the form a short term loan and $128,000 in the form of three convertible notes payable. The Company also repaid short term loans totaling $47,000 and convertible notes payable totaling $31,000.

On October 8, 2013, the Company reached a settlement with a convertible note holder with a note balance totaling $21,500.The Company will repay the $21,000 in principal and the remaining $500 will be forgiven.

On October 17, 2013, the Company created its new Series B preferred class of stock, consisting of 150,000 shares with a stated value of $1 per share. Each outstanding share of Series B Preferred Stock shall vote with the common stock on all matters. The shares of Series A Preferred Stock shall (i) have a liquidation preference of $1.00 per share; (ii) accrue, earn, or participate in any dividends on the common stock; and (iii) shall be subject to redemption by the Corporation prior to December 31, 2014 at a fixed redemption price of $1.10 per share. After March 31, 2014, each outstanding share of Series B Preferred Stock may be converted, at the option of the owner, into common stock using a conversion formula the delivers common stock worth $1.25 for every $1.00 of Series B converted. The owner shall provide a written Notice of Conversion that specifies the amount of Series B Preferred Stock to be converted into common stock and the lowest closing bid price of the Corporation’s common stock during the preceding 10 trading days. In no event (except while there is outstanding a tender offer for any or all of the shares of the Company’s Common Stock) shall the owner be entitled to convert any shares of Series B Preferred Stock to the extent that, after such conversion the sum of (1) the number of shares of Common Stock then beneficially owned by the owner and its affiliates, and (2) the number of shares of Common Stock issuable upon the conversion of the shares of Series B Preferred Stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the owner and its affiliates of more than 9.99% of the outstanding shares of Common Stock (after taking into account the shares to be issued to the owner upon such conversion).

On October 18, 2013, the Company reached a settlement with a number of convertible note holders with note balances totaling $150,045 in debt. The settlement calls for $75, 023 to be repaid in cash and $75,022 to be issued in convertible Series B shares.

On October 24, 2013, the Company reached a settlement with a convertible note holder with a note balance totaling $50,000. The Company will repay the principal of $50,000 along with $15,022 in interest.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the nine and three months ended September 30, 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to a large cup of coffee, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the nine and three months ended September 30, 2013 and 2012 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the nine months ended September 30, 2013 and 2012

During the nine months ended September 30, 2013, we incurred a net loss of $976,371.  During the nine months ended September 30, 2012, we incurred a net loss of $916,915. The increase is primarily attributable to an increase of $270,016 in amortization costs, offset with gain on change in fair value of derivative liability of $65,544 as compared to $0 in 2012.

Comparison of the results of operations for the nine months ended September 30, 2013 and 2012

Sales.  During the nine months ended September 30, 2013, sales of our products amounted to $112,709, as compared to $135,674, in the corresponding 2012 period. The decrease is primarily attributable to focusing on the education of new brokers and distributors signed on in the fourth quarter of 2012. The new distributors and brokers require approximately a six month lead time to get educated properly on the product, set appointments and engage in sales calls. The Company also introduced a new 4-pack packaging option in the first quarter and has been sending samples with updated sales information to all sales channels.  The company is confident the newly signed brokers and additional packaging options will result in increased revenue in the coming quarters.

Costs and Expenses

Cost of goods sold. For the nine months ended September 30, 2013, cost of goods sold was $68,644 compared to $100,625 for the nine months ended September 30, 2012. The reduction in revenue had a direct effect on the cost of sales for the nine month period ended September 30, 2013

Gross profit. For the nine months ended September 30, 2013, our gross profit was $44,065 (39% of revenue) compared to a gross profit of $35,049 (26% of revenue) for the nine months ended September 30, 2012. The increase in our gross profit relates to the streamlining of manufacturing and production as well as the Company’s concentration on bulk sales which requires less packaging and in turn increases gross profit.

General and Administrative. During the nine months ended September 30, 2013, general and administrative expenses amounted to $731,629, as compared to $880,954 in the corresponding 2012 period. The decrease in general and administrative expenses resulted from approximately $259,000 charged to stock based compensation in 2012 compared to approximately $184,000 in the corresponding period in 2013.

Selling Costs. During the nine months ended September 30, 2013 and 2012, selling costs amounted to $48,195 and $64,181, respectively. The decrease in selling costs is attributed to developing packaging and sales materials for all sales channels as well as a reduction in advertising and promotions while collateral material was being finalized.

Depreciation. During the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $5,438 and $4,305, respectively. The increase in depreciation expense in 2013 resulted from purchase of equipment of $16,700 in 2012.

Financing expenses. During the nine months ended September 30, 2013 and 2012, finance expenses were $30,702 and $1,804, respectively. The primary increase is due to incurred increase in borrowings.

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

For the nine months ended September 30, 2013, we recorded a gain of $65,544 in change in fair value of the derivative liability including initial non-cash interest as compared to $nil for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $270,016 during the nine months ended September 30, 2013 as compared to $nil for the same period in the previous year.

Company Overview for the three months ended September 30, 2013 and 2012

During the three months ended September 30, 2013, we incurred a net loss of $192,582.  During the three months ended September 30, 2012, we incurred a net loss of $164,889.

Comparison of the results of operations for the three months ended September 30, 2013 and 2012

Sales.  During the three months ended September 30, 2013, sales of our products amounted to $57,431, as compared to $26,528, in the corresponding 2012 period. The increase is primarily attributable to the Company adding several new distribution deals during the quarter and expansion in to new markets.

Costs and Expenses

Cost of goods sold. For the three months ended September 30, 2013, cost of goods sold was $37,397 compared to $22,602 for the three months ended September 30, 2012. The increase in revenue had a direct effect on the cost of sales for the three month period ended September 30, 2013.

Gross profit. For the three months ended September 30, 2013, our gross profit was $20,034 (35% of revenue) compared to a gross profit of $3,926 (15% of revenue) for the three months ended September 30, 2012. The increase in our gross profit relates to an increase in sales as well as the Company’s effort to decrease the expenses associated with its cost of sales specifically the costs associated with packaging.

General and Administrative. During the three months ended September 30, 2013, general and administrative expenses amounted to $81,995, as compared to $159,092 in the corresponding 2012 period. The decrease in general and administrative expenses resulted from the decrease in salaries based on the change in terms of the employment agreements for two officers of the Company. This change in terms resulted in a decrease of approximately $65,000 per quarter and $260,000 annually. In addition, the Company did not renew the contract for the attorney who was paid at a monthly rate of $10,000 per month. This resulted in a decrease of $30,000 per quarter in legal fees.

Selling Costs. During the three months ended September 30, 2013 and 2012, selling costs amounted to $31,707 and $6,548, respectively. The increase in selling costs is attributed to developing packaging and sales materials for all sales channels as well as an increase over the last quarter in advertising and promotions.

Depreciation. During the three months ended September 30, 2013 and 2012, depreciation expense amounted to $1,641 and $1,900, respectively.

Financing expenses. During the three months ended September 30, 2013 and 2012, finance expenses were $18,624 and $1,275, respectively. The primary increase is due to incurred increase in borrowings.

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

For the three months ended September 30, 2013 and 2012, we did not record a change in fair value of the derivative liability. The Company has made an effort to reduce the expenses associated with the derivative liabilities by restructuring and settling the convertible debt outstanding. Also, the Company amortized beneficial conversion feature expense on convertible notes of $78,649 during the three months ended September 30, 2013 as compared to $nil for the same period in the previous year.

Going Concern

We have an accumulated deficit of $3,661,366 and our current liabilities exceeded our current assets by $839,585 as of September 30, 2013. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operations

For the remainder of fiscal 2013, we will focus on attempting to continue increase our revenue through the sale of our products which we hope to achieve through increased market penetration. We have managed both the financial structure and sales of the Company to maximize value for our shareholders.  We have seen increases in revenues in each of our last three quarters and have added a couple of new distribution deals during the quarter that will give us additional traction in key parts of the country.  We expect revenues to continue in a strong growth pattern as sales create excitement for our brand and inquiry's increase on a daily basis.  We are expanding our national distribution network and with continued growth over the next couple of quarters we can achieve positive cash flow and begin generating operating profits during 2014.  We have shored up our balance sheet by converting much of the unfavorable debt to long term financing with several accredited investors with notes convertible at .20/share, eliminating debt of two founders, reducing salaries of key executives to $1/year and paying off debt convertible below the market.  These business decisions confirm our commitment to the long term viability of the Company and our desire to become a household name in the future.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2013.

Working Capital. As of September 30, 2013, we had a working capital deficit of $839,585 and cash of $24,103, while at December 31, 2012 we had a working capital deficit of $905,564 and cash of $2,110. The decrease in our working capital deficit is primarily attributable to the decrease in accounts payable, related party, derivative liability offset with increase in convertible notes payable and notes payable.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012

Net cash used in operating activities	$(328,456)	$(438,156)
Net cash used in investing activities	$-	$(13,142)
Net cash provided by financing activities	$350,449	$424,380

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the unaudited condensed consolidated statements of cash flows and changes in working capital as discussed above.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed nine months ended September 30, 2013, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2013. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal control over financial reporting during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

+filed herewith
* submitted herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEWIRE ERGOGENICS, INC.

November 19, 2013	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer