Form 10-K
period 2013-12-31
LIVEWIRE ERGOGENICS INC.
filed 2014-04-14
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-149158

LIVEWIRE ERGOGENICS INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1212244 (I.R.S. Employer Identification No.)

24845 Corbit Place
Yorba Linda, CA 92887

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2013, were $146,169

As of June 30, 2013, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $1,373,000 based upon the closing bid price of $0.03 per share.  Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At April 8, 2014, there were 131,120,297 shares of $0.0001 par value common stock issued and outstanding.

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

In their report dated April 14, 2014, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our recurring net losses, deficits in cash flows from operations and stockholders’ deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

LiveWire Energy
24845 Corbit Place
Yorba Linda, CA 92887

Chief Executive Officer, Bill Hodson, works full-time at this location. This 60,000 square foot space serves as our manufacturing base, order processing and fulfillment facility. It has extensive office space and large warehouse areas. This location also acts as the base of operations for event and promotion efforts. The Company’s LiveWire vehicle is stored at this location and the space is shared with another organization. Part-time employees are used from time-to-time to satisfy order processing requirements and promotion events.

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

Item 4 – Mine Safety Disclosures

Not applicable
PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has the trading symbol LVVV.

*On September 20, 2011, the Company changed its name and on October 7, 2011, the Company’s common stock began trading under the symbol “LVVV”.

	High	Low
FISCAL YEAR ENDED December 31, 2013
Fourth Quarter	$0.05	$0.02
Third Quarter	$0.04	$0.01
Second Quarter	$0.07	$0.02
First Quarter	$0.20	$0.06

FISCAL YEAR ENDED December 31, 2012

Fourth Quarter	$0.9167	$0.5417
Third Quarter	$0.5417	$0.1167
Second Quarter	$0.1667	$0.0083
First Quarter	$0.0833	$0.0083

Holders

We had more than 300 stockholders of record of our common stock as of March 31, 2014, including shares held in street name.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Results of Operations

Company Overview for the year ended December 31, 2013

During the year ended December 31, 2013, we incurred net losses of $1,265,936.

Comparison of the results of operations for the year ended December 31, 2013 and 2012

Sales  During the years ended December 31, 2013 and 2012, sales of our products amounted to $146,169 and $148,034, respectively. While our sales were almost the same year over year, we changed our customer base reducing the amount of free product we give to initial orders.

Cost of goods sold. For the fiscal year ended December 31, 2013, cost of goods sold was $93,592 compared to $137,017 for the fiscal year ended December 31, 2012. The decrease in our cost of goods sold in the 2013 period, resulted from our change in sales policy reducing the amount of free product we give to initial orders and purchasing efficiencies from larger raw material orders.

Gross profit. For the fiscal year ended December 31, 2013, our gross profit was $52,577 (36% of revenue) compared to $11,017 (7% of revenue) for the fiscal year ended December 31, 2012. The increase in gross profit from 2012 to 2013 was a result of changing the incentives we offer to new accounts.

Costs and Expenses

General and Administrative. During the year ended December 31, 2013 and 2012, general and administrative expenses amounted to $869,131 and $1,605,766, respectively. The decrease in general and administrative expenses in 2013 resulted from lower salaries, legal expenses, accounting, contract labor, stock based compensation and office expenses.

Selling Costs. During the year ended December 31, 2013 and 2012, selling costs amounted to $64,678 and $69,930, respectively.  The decrease in selling costs in 2013 resulted from slightly lower advertising expenses.

Depreciation. During the year ended December 31, 2013 and 2012, depreciation expense amounted to $7,079 and $6,202, respectively. There were no capital expenditures or disposals in 2013. Depreciation expense increased slightly as a result of addition made in later part of 2012.

Financing expenses were $59,196 in 2013 compared to $21,022 during 2012. The primary increase is due to incurred increase in borrowings.

Amortization of debt discount was $397,719 in 2013 compared to $6,636 during 2012. The primary increase is due to incurred increase in borrowings and repayment of convertible notes during 2013.

(Gain) Loss on change in fair value of derivative liability. As described in our accompanying consolidated financial statements, we issued convertible notes with certain conversion features that have certain reset provisions.  All of which, we are required to bifurcate from the host financial instrument and mark to market each reporting period. We recorded the initial fair value of the reset provision as a liability with an offset to equity or debt discount and subsequently mark to market the reset provision liability at each reporting cycle.

For the year ended December 31, 2013, we recorded a net gain of $65,544 in change in fair value of the derivative liability including initial non-cash interest as compared to a net loss of $10,977 for the same period the previous year.

Going Concern

We have an accumulated deficit of $3,950,931 and our current liabilities exceeded our current assets by $772,935 as of December 31, 2013. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Liquidity and Capital Resources

During the year ended December 31, 2013, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments.

Working Capital. As of December 31, 2013, we had a working capital deficit of $772,935 and cash of $8,342, while at December 31, 2012 we had a working capital deficit of $905,564 and cash of $2,110. The decrease in our working capital deficit is primarily attributable to our accounts payable, notes payable, derivative liability and advances from stockholders. We do not expect our working capital deficit to decrease in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012

Net cash used in operating activities	$(500,167)	$(551,299)
Net cash used in investing activities	$-	$(8,200)
Net cash provided by financing activities	$506,399	$530,155

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2012 was related to purchases and sales of equipment. There were no capital expenditures for the year ended December 31, 2013.

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

Contractual Obligations

None.
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

See pages F-1 through F-24 following:

LIVEWIRE ERGOGENICS, INC.
DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
LiveWire Ergogenics, Inc.

We have audited the accompanying consolidated balance sheet of LiveWire Ergogenics, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LiveWire Ergogenics, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained net losses and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

April 14, 2014

New York, New York

LiveWire Ergogenics, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,342	$2,110
Accounts receivable, net	-	4,475
Inventory, net	46,234	46,897
Prepaid and other current assets	930	930
Total current assets	55,506	54,412

Property and equipment, net	7,456	14,535

Total assets	$62,962	$68,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$104,145	$128,909
Accounts payable - related party	236,341	543,553
Notes payable	165,096	162,380
Convertible debentures, net	322,859	6,636
Derivative liability	-	70,977
Advances from stockholders'	-	47,521
Total liabilities	828,441	959,976

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 150,000 shares designated
,134,724 and 0 shares issued and outstanding
at December 31, 2013 and 2012, respectively, liquidation preference is $1 per share	13	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 86,807,868 and 68,460,139 shares issued and outstanding
at December 31, 2013 and 2012, respectively	8,681	6,846
Subscription receivable	(45,000)	(45,000)
Common stock to be issued	-	5
Additional paid-in-capital	3,221,758	1,832,115
Accumulated deficit	(3,950,931)	(2,684,995)
Total stockholders' deficit	(765,479)	(891,029)

Total liabilities and stockholders' deficit	$62,962	$68,947

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Operations

	For the years ended
	December 31,
	2013	2012

Income:
Sales	$146,169	$148,034
Cost of goods sold	93,592	137,017
Gross Profit	52,577	11,017

Operating Expenses:
Selling costs	64,678	69,930
General and administrative costs	869,131	1,605,766
Depreciation	7,079	6,202
Total Operating Expenses	940,888	1,681,898

Loss from operations	(888,311)	(1,670,881)

Other Expenses (Income):
(Gain) loss on change in fair value of derivative liability	(65,544)	10,977
Gain on settlement of debt	(13,746)	(1,771)
Gain on sale of property and equipment	-	(4,942)
Amortization of debt discount	397,719	6,636
Interest expense	59,196	21,022
Total other expenses	377,625	31,922

Net Loss Before Provision for Income Taxes	$(1,265,936)	$(1,702,803)

Income Tax	-	-

Net Loss	$(1,265,936)	$(1,702,803)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average shares
outstanding - basic and diluted	75,068,775	65,124,196

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statement of Changes in Stockholders' Deficit

							Common Stock to be Issued		Stock			Total
	Preferred Stock A		Preferred Stock B		Common Stock				Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2011	1,000,000	$100	-	$-	60,975,119	$6,097	-	$-	$-	$193,150	$(982,192)	$(782,845)

Subscription receivable					216,000	22			(45,000)	53,978		9,000
Shares issued for payment of notes payable					162,000	16				25,213		25,229
Shares issued for cash					1,307,620	131				326,445		326,576
Shares issued for accounts payable					39,750	4				7,621		7,625
Shares issued for accounts payable - related parties					1,581,364	158				395,183		395,341
Shares issued for accrued salaries					1,256,688	126				209,322		209,448
Shares issued for bonus					2,921,598	292				608,508		608,800
Common stock to be issued					-		50,400	5		12,595		12,600
Preferred Series A shares issued July 19, 2011 - Cancelled	(1,000,000)	(100)	-	-	-	-				100		-
Net loss											(1,702,803)	(1,702,803)

Balance, December 31, 2012	-	-	-	-	68,460,139	6,846	50,400	5	(45,000)	1,832,115	(2,684,995)	(891,029)

Shares issued for services					4,800,000	480				183,840		184,320
Shares issued for payment of notes payable					1,672,330	167				34,813		34,980
Shares issued for payment of convertible notes payable					11,591,523	1,160				140,340		141,500
Shares issued for interest from convertible notes payable					233,476	23				3,797		3,820
Shares issued for common stock to be issued					50,400	5	(50,400)	(5)				-
Preferred shares issued for conversion of notes payables and accrued expenses			134,724	13						134,711		134,724
Capital contribution										460,667		460,667
Extingushment of derivative liability										216,911		216,911
Beneficial conversion feature in connection with convertible notes										214,564		214,564
Net loss											(1,265,936)	(1,265,936)

Balance, December 31, 2013	-	$-	134,724	$13	86,807,868	$8,681	-	$-	$(45,000)	$3,221,758	$(3,950,931)	$(765,479)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(1,265,936)	$(1,702,803)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,079	6,202
Gain on settlement of debt	(13,746)	(1,771)
Change in fair value of derivative liability	(65,544)	10,977
Amortization of debt discount	397,719	6,636
Common stock issued for services	184,320	608,800
Common stock issued for interest expense	3,820	-
Bad debt expense	1,780	37,484
Gain on sale of property and equipment	-	(4,942)
Change in operating assets and liabilities:
Accounts receivable	2,695	(31,771)
Inventory	662	(1,919)
Prepaid and other assets	-	11,250
Accounts payable and accrued expenses	(4,016)	308,846
Accounts payable - related parties	251,000	201,712
Net cash used in operating activities	(500,167)	(551,299)

Cash Flows From Investing Activities
Purchase of equipment	-	(16,700)
Sale of equipment	-	8,500
Net cash used in investing activities	-	(8,200)

Cash Flows From Financing Activities
Proceeds from notes payable	180,000	89,580
Proceeds from convertible notes payable	540,000	60,000
Repayment of convertible notes payable	(151,000)	-
Advance from stockholders	57,446	42,400
Repayment of advances to stockholders	(10,297)	-
Repayment of shareholder loans	(56,250)	-
Proceeds from conmmon stock to be issued	-	12,600
Repayment of note payable	(53,500)	(10,000)
Proceeds from subscription receivable	-	9,000
Share issued for cash	-	326,575
Net cash provided by financing activities	506,399	530,155

Net increase (decrease) in Cash	6,232	(29,344)

Cash at Beginning of Year	2,110	31,454

Cash at End of Year	$8,342	$2,110

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,023	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$425,500	$60,000
Cancellation of preferred shares	$-	$100
Preferred shares issued for conversion/payment of notes payable	$134,724	$-
Shares issued for accounts payable	$-	$7,625
Shares issued for accounts payable - related parties	$-	$395,341
Conversion of accounts payable, related party to convertible note	$90,045	$-
Shares issued for accrued salaries	$-	$209,448
Common stock issued for payment of notes payable	$34,980	$25,229
Common stock issued for payment of convertible notes payable	$141,500	$-
Capital contribution relating to accrued salaries	$460,667	$-
Conversion of interest to note payable	$7,500	$-
Reclassification of derivative liability to additional paid-in-capital on conversion of debt	$216,911	$-
Stock subscription receivable	$-	$45,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Subsequent to the Purchase Agreement the financial statements presented are those of LVWR, as if the Purchase Agreement had been in effect retroactively for all periods presented. Immediately following completion of the Purchase Agreement, LVWR and their stockholders had effective control of SF Blu even though SF Blu had acquired LVWR. For accounting purposes, LVWR will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of LVWR i.e., a capital transaction involving the issuance of shares by SF Blu for the members’ interest in LVWR. Accordingly, the assets, liabilities and results of operations of LVWR, became the historical financial statements of SF Blu at the closing of the Purchase Agreement, and SF Blu’s assets, liabilities and results of operations have been consolidated with those of LVWR commencing as of August 31, 2011, the date the Purchase Agreement closed. SF Blu is considered the accounting acquiree, or legal acquirer, in this transaction. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been charged to additional paid-in capital. All professional fees and other costs associated with transaction have been charged to additional paid-in-capital.

Subsequent to the Purchase Agreement being completed, SF Blu as the legal acquirer and surviving company, together with their controlling stockholders from LVWR changed the name of SF Blu to LiveWire Ergogenics, Inc. (“LiveWire”) on September 20, 2011. Hereafter, SF Blu, LVWR, or LiveWire are referred to as the “Company”, unless specific reference is made to an individual entity.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the years ended December 31, 2013 and 2012 was approximately $64,700 and $70,000, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2013 and 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $28,098 and $23,583, respectively.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at December 31, 2013 and 2012.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2013, with the exception of its convertible notes payable. The carrying amounts of these liabilities at December 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Income Taxes

Prior to the Purchase Agreement LVWR was taxed as a limited liability company, which is a ‘pass through entity’ for tax purposes. Taxable income flowed through to its members, and income taxes were not levied at the company level. Subsequent to the reverse merger LVWR became a subsidiary of the SF Blu and is taxed at the Company’s marginal corporate rate. The Company accounts for income taxes under the provisions of ASC Section 740-10-30, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in their consolidated financial statements or tax returns.

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $6,300 and $18,800 for the years ended December 31, 2013 and 2012, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2013 and 2012 have been excluded from the per share computations:

	As of
	December 31,
	2013	2012
Convertible Notes Payable	15,806,849	471,698
Warrants	6,680,002	5,805,002
Series B Preferred Stock	134,724	-

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $1,265,936 for the year ended December 31, 2013, and has an accumulated deficit of $3,950,931 as of December 31, 2013.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2013	2012

Equipment (Automobiles)	$26,338	$26,338
Accumulated depreciation	(18,882)	(11,803)
Total	$7,456	$14,535

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

Depreciation expense amounted to $7,079 and $6,202 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company sold equipment worth $3,558 for cash of $8,500 and recorded a gain on sale of equipment of $4,942.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	December 31,	December 31,
	2013	2012

Finished Goods	$423	$620
Packaging materials and production supplies	66,445	66,911
	66,868	67,531
Reserve on inventory	(20,634)	(20,634)
	$46,234	$46,897

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

During the year ended December 31, 2013, the Company incurred $6,000 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $1,500 during the year ended December 31, 2013, payable to Richard Weed for his services to SF Blu as an officer.

Included in accounts payable – related parties as of December 31, 2013 and 2012, $0 and $90,045, respectively related to legal fees payable to a related party Richard Weed and Weed & Co. In October 2013 the Company converted $7,500 payable for legal fees in 7,500 shares of Series B Convertible preferred shares valued at $1 per share.

$90,045 in accounts payable - related parties due to Richard Weed and Weed & Co. was converted in to a convertible note payable during the quarter ended March 31, 2013. The Company repaid $20,000 and a balance of $70,045 remains at December 31, 2013.

On January 31, 2013, Richard O. Weed resigned as a Director of the Company and resigned as Corporate Secretary. Mr. Weed’s resignation was not because of any disagreements with management or the board concerning the Company’s accounting practices, policies, or procedures.

Included in accounts payable – related parties as of December 31, 2013 and 2012 is $236,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company.

Included in accounts payable – related parties as of December 31, 2013 and 2012, the Company had accrued approximately $0 and $217,000 of deferred salary under two employment agreements entered into with the Company’s CEO and the Company’s President in conjunction with the Purchase Agreement. On September 3, 2013, Bill Hodson, the chief executive officer, and Brad Nichols, the president of the Company, agreed to forgive their deferred salaries to date, the total amount of which is $460,667, and shall no longer hold the Company responsible for payment of that amount. This has been recorded as a capital contribution. In addition, Mr. Hodson and Mr. Nichols agreed to change the terms of their employment agreements to a salary of $1.00 per year.  All other details of employment agreements shall remain in full effect.

As of December 31, 2013 and 2012 the Company, CEO and President advanced $43,596 and $42,400, respectively. These advanced loans are unsecured, due upon demand and bear no interest and included under notes payable.

Stockholders advance loans to the Company from time to time to provide financing for operations.

	December 31,	December 31,
	2013	2012

Advances from stockholders	$-	$47,521

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand. In October 2013, the Company converted the balance of Advances from Stockholders of $37,244 to shares of 37,224 shares of Series B Convertible Preferred shares valued at $1 per share.

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

On September 3, 2013, Bill Hodson, the chief executive officer, and Brad Nichols, the president of the Company, agreed to forgive their deferred salaries to date, the total amount of which is $460,667, and shall no longer hold the Company responsible for payment of that amount. This has been recorded as a capital contribution. In addition, Mr. Hodson and Mr. Nichols agreed to change the terms of their employment agreements to a salary of $1.00 per year.  All other details of employment agreements shall remain in full effect.

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

On February 22, 2013, the Company entered into a non-interest bearing unsecured $6,000 note payable that is payable on demand. As of December 31, 2013, the Company repaid the balance in full.

On March 19, 2013, the Company entered into a non-interest bearing unsecured $2,000 note payable that is payable on demand.

On April 1, 2013, the Company entered into two non-interest bearing unsecured $10,000 notes payable that are each payable on demand. As of December 31, 2013, the Company converted the balance in full into 20,000 shares of Series B Convertible Preferred Stock valued at $1 per share.

On August 30, 2013, the Company entered into two non-interest bearing unsecured $47,500, notes payable that are each payable on demand. As of December 31, 2013, the Company repaid the balance in full.

On October 15, 2013, the Company entered into a non-interest bearing unsecured $26,000 note payable that is payable on demand.

On November 13, 2013, the Company entered into a non-interest bearing unsecured $20,000 note payable that is payable on demand. As of December 31, 2013, the Company converted $10,000 into 10,000 shares of Series B Convertible Preferred Stock leaving a balance of $10,000.

On December 13, 2013, the Company entered into a non-interest bearing unsecured $55,000 note payable that is payable on demand.

As of December 31, 2013 and 2012, the Company’s CEO and President advanced $43,596 and $42,400, respectively. These advanced loans are unsecured, due upon demand and bear no interest.

As of December 31, 2013 and 2012, the Company had accrued interest of $32,562 and $19,853 respectively, related to notes payable.

During the year ended December 31, 2013, the Company repaid $60,000 notes payable issued in prior years by issuance of 60,000 shares of Series B Convertible Preferred Stock valued at $1 per share and $34,980 notes payable issued in prior years by issuance of 1,672,330 shares of common stock valued at $0.021 per share.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At December 31, 2013 and 2012 convertible debentures consisted of the following:

	December 31, 2013	December 31, 2012
Convertible notes payable	$404,545	$60,000
Unamortized debt discount	(81,686)	(53,364)
Total	$322,859	$6,636

Note issued on November 14, 2012:

On November 14, 2012, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $20,000 due on demand, with the conversion features commencing immediately. The loan is convertible at 50% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $20,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2013 this note was converted in to 956,164 shares.

During the years ended December 31, 2013 and 2012, the Company fully amortized and wrote off a total debt discount of $14,778 and $5,222 to operations as interest expense, respectively.
Notes issued on December 21, 2012:

On December 21, 2012, the Company entered into agreements with two third party non-affiliates to two 6% interest bearing convertible debentures for $40,000 due on September 30, 2013, with the conversion features commencing on or before the loan maturity date. The loans are convertible at 20% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with these debentures, the Company recorded a $40,000 discount on debt, related to the beneficial conversion feature of the notes to be amortized over the life of the notes or until the notes are converted or repaid. In October 2013 these notes were restructured and were repaid in cash.

During the years ended December 31, 2013 and 2012, the Company fully amortized and wrote off a total debt discount of $38,587 and $1,413 to operations as interest expense, respectively.

Notes issued on January 8, 2013:

On January 8, 2013 the Company entered three agreements with third party non-affiliates to 6% interest bearing convertible debentures totaling $50,000 due on July 31, 2013, with the conversion features commencing immediately. The loans are convertible at 40% of the lowest closing price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $43,185 discount on debt, related to the beneficial conversion features of the notes to be amortized over the lives of the notes or until the notes are converted or repaid. During the year ended December 31, 2013 one of the agreements was repaid in full for $15,000, a second agreement valued at $20,000 was assigned to another debt holder and in October 2013 the remaining note was restructured. As of December 31, 2013, the third agreement valued at $15,000 remains unpaid.

During the year ended December 31, 2013, the Company fully amortized and wrote off a total of debt discount $43,185 to current period operations as interest expense.

Note issued on January 23, 2013:

On January 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,258 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted. In October 2013 this note was restructured. As of December 31, 2013, this agreement valued at $25,000 remains unpaid.

During the year ended December 31, 2013, the Company fully amortized and wrote off a total debt discount of $21,258 to current period operations as interest expense.

Note issued on January 25, 2013:

On January 25, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,212 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2013 this agreements was repaid in full for $25,000 in cash.

During the year ended December 31, 2013, the Company fully amortized and wrote off a total debt discount of $21,212 to current period operations as interest expense.

Note issued on February 1, 2013:

On February 1, 2013, the Company entered into an agreement with a related party for conversion of accounts payable to a 6% interest bearing convertible debentures for $90,045 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $75,824 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has been partially converted into 2,604,167 shares of common stock valued at $20,000. In October 2013 this note was restructured. As of December 31, 2013, this agreement valued at $70,045 remains unpaid.

During the year ended December 31, 2013, the Company fully amortized and wrote off a total debt discount of $75,824 to current period operations as interest expense.

Note issued on March 18, 2013:

On March 18, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $42,500 due on December 13, 2013, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $37,531 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note and accrued interest of $1,700 has been converted in full to 2,803,419 shares of common stock.

During the year ended December 31, 2013, the Company fully amortized and wrote off a total debt discount of $37,531 to current period operations as interest expense.

Note issued on April 29, 2013:

On April 29, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $5,000 due on April 29, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $238 to current period operations as interest expense. As of December 31, 2013, a net discount of $95 remained.

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $7,846 to current period operations as interest expense. As of December 31, 2013, a net discount of $4,154 remained.

Note issued on May 10, 2013:

On May 10, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on February 13, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. . As of December 31, 2013 this note and accrued interest of $2,120 has been repaid in full by issuance of 2,961,249 shares of common stock valued at $55,120.

During the year ended December 31, 2013, the Company fully amortized and wrote off a total debt discount of $53,000 to current period operations as interest expense.

Note issued on May 15, 2013:

On May 15, 2013, the Company entered into an agreement with a third party non-affiliate to a 12% interest bearing convertible debentures for $50,000 due on demand, with the conversion features commencing immediately. The loan is convertible at lower of $0.07 or 60% of the lowest trade prices in the 25 trading days previous to the conversion. In connection with this debenture, the Company recorded a $50,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has been repaid in full.

During the year ended December 31, 2013, the Company fully amortized and wrote off a total debt discount of $50,000 to current period operations as interest expense.

Note issued on May 23, 2013:

On May 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 22, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $5,200 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $3,171 to current period operations as interest expense. As of December 31, 2013, a net discount of $2,029 remained.

Note issued on July 16, 2013:

On July 16, 2013, a note holder assigned a $20,000 convertible note to a third party non-affiliate. The assigned note was amended to convertible debentures for $25,000 due on August 1, 2014, which includes one-time interest charge of 10% which was applied immediately. The loan is convertible at lower of $0.025 or 60% of the lowest trade prices in the 25 trading days previous to the conversion. In connection with this debenture, the Company recorded an $18,333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2013 this note was partially converted into 2,500,000 shares valued at $6,000. In October 2013 this note was restructured and will be repaid in cash.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $18,333 to current period operations as interest expense.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $663 to current period operations as interest expense. As of December 31, 2013, a net discount of $4,504 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $299 to current period operations as interest expense. As of December 31, 2013, a net discount of $3,338 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $299 to current period operations as interest expense. As of December 31, 2013, a net discount of $3,338 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 29, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $2,687 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $154 to current period operations as interest expense. As of December 31, 2013, a net discount of $2,532 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on July 27, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $38,379 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $8,813 to current period operations as interest expense. As of December 31, 2013, a net discount of $29,566 remained.

Note issued on December 17, 2013:

On December 17, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on September 7, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $34,118 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted.

During the year ended December 31, 2013, the Company amortized and wrote off a total debt discount of $2,527 to current period operations as interest expense. As of December 31, 2013, a net discount of $31,591 remained.

Derivative Liability:

The Company identified embedded derivatives related to the Convertible Promissory Note entered during the year ended December 31, 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $211,479 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	120.66% - 130.93%
Risk free rate:	0.14% - 0.15%

The initial fair value of the embedded debt derivative of $211,479 was allocated as a debt discount for the year ended December 31, 2013.

During the year ended December 31, 2013, the Company has committed or settled the convertible note either through conversion into common shares or paid by cash. Hence, the derivative liability of $216,912 was transferred to additional paid in capital.

During the year ended December 31, 2013 and 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $65,544 and non- cash, non- operating loss of $10,977, respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2013:

Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$-	-	-	$-

The debt derivative   liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

Debt Derivative Liability
Balance, December 31, 2012	$70,977
Initial fair value of debt derivatives at note issuances	211,479
Reclass to additional paid in capital	(216,912)
Mark-to-market at December 31, 2013
-Embedded debt derivatives	(65,544)
Balance, December 31, 2013	$-

Net gain for the period included in earnings relating to the liabilities held at December 31, 2013	$(65,544)

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

On July 16, 2013, the Company issued 1,530,000 shares of common stock to two consultants valued at $39,627 ($0.0259 per share) for services rendered charged to operations during the year ended December 31, 2013.

On July 16, 2013, the Company issued 770,000 shares of common stock to two individuals valued at $19,943 ($0.0259 per share) pursuant to their endorsement agreements charged to operations during the year ended December 31, 2013.

On August 21, 2013 the Company issued 2,500,000 shares of common stock as a result of a $6,000 ($0.024 per share) partial conversion of a short term note.

On August 21, 2013 the Company issued 2,604,167 shares of common stock as a result of a $20,000 partial conversion of a convertible note.

On October 21, 2013 the Company issued 1,111,111 shares of common stock as a result of a $20,000 partial conversion of a convertible note.

On October 28, 2013 the Company issued 1,573,427 shares of common stock as a result of a $22,500 partial conversion of a convertible note and issued 118,881 shares of common stock as a result of a conversion of interest totaling $1,700.

On November 25, 2013 the Company issued 857,143 shares of common stock as a result of a $15,000 partial conversion of a convertible note.

On December 2, 2013 the Company issued 746,268 shares of common stock as a result of a $15,000 partial conversion of a convertible note.

On December 9, 2013 the Company issued 1,243,243 shares of common stock as a result of a $23,000 partial conversion of a convertible note and issued 114,595 shares of common stock as a result of a conversion of interest totaling $2,120.

Subscription Receivable

The Company issued 216,000 (180,000 shares pre stock split of 1 share for every five shares held) shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was paid and the balance at December 31, 2012 is $45,000. These shares were not issued as of December 31, 2013.

Common Stock to be issued

The Company will issue 50,400 (42,000 shares pre stock split of 1 share for every five shares held) shares (valued at $12,600) for the year ended December 31, 2012 of the Company’s restricted common stock. A cash payment of $12,600 was made on May 9, 2012. These shares were issued as of December 31, 2013.

Series B Convertible Preferred Stock

Designation and Rank

On October 17, 2013, the Company created its new Series B preferred class of stock. The series of Preferred Stock shall be designated the “Series B Preferred Stock” and shall consist of 150,000 shares. The Series B Preferred Stock shall be senior to the common stock and all other shares of Preferred Stock that may be later authorized. Each share of Series B Preferred Stock shall have a Stated Par Value of $1.00 per share.

Voting, Liquidation, Dividends, and Redemption

Each outstanding share of Series B Preferred Stock shall vote with the common stock on all matters. The shares of Series B Preferred Stock shall (i) have a liquidation preference of $1.00 per share; (ii) accrue, earn, or participate in any dividends on the common stock; and (iii) shall be subject to redemption by the Corporation prior to December 31, 2014 at a fixed redemption price of $1.10 per share.

Conversion

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

Limitation on Conversion

In no event (except while there is outstanding a tender offer for any or all of the shares of the Company’s Common Stock) shall the owner be entitled to convert any shares of Series B Preferred Stock to the extent that, after such conversion the sum of (1) the number of shares of Common Stock then beneficially owned by the owner and its affiliates, and (2) the number of shares of Common Stock issuable upon the conversion of the shares of Series B Preferred Stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the owner and its affiliates of more than 9.99% of the outstanding shares of Common Stock (after taking into account the shares to be issued to the owner upon such conversion). For purposes of the proviso to the preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Nothing herein shall preclude the owner from disposing of a sufficient number of other shares of Common Stock beneficially owned by the owner so as to thereafter permit the continued conversion of shares of Series B Preferred Stock.

On October 17, 2013, the Company issued 134,724 shares of Series B convertible preferred stock as the result of the conversion of debt and accrued liabilities totaling $134,724, valued at $1 per share.

Stock Dividend

On December 13, 2012, the Company announced that its Board of Directors has declared a dividend payable to stockholders of record on January 18, 2013 (“Record Date”).

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

As of December 31, 2013 and 2012, the Company had 86,807,868 and 68,460,139 shares of its common stock issued and outstanding, respectively.

2013

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20 - 1.00	6,680,002	2.16	$0.90	6,680,002	$0.90

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	-	$-
Issued	5,805,002	1.00
Exercised	—	—
Expired	-	-
Outstanding at December 31, 2012	5,805,002	$1.00
Issued	875,000	0.20
Exercised	—	—
Expired	-	-
Outstanding at December 31, 2013	6,680,002	$0.90

During the year ended December 31, 2012, the Company issued 5,805,002 warrants with an exercise price of $1 vesting over 5 years and expiring January 31, 2016. The fair value (as determined and described below) of $21,652 is charged ratably over the vesting term of the warrants.

During the year ended December 31, 2013, the Company issued 875,000 warrants along with the convertible note payable of $175,000 with an exercise price of $0.20 vesting over 3 years. The fair value of warrants (as determined and described below) was $15,127.

Significant assumptions:
Risk-free interest rate at grant date	0.68% -0.78%
Expected stock price volatility	103.96%- 207.60%
Expected dividend payout	-
Expected option life-years	2.16

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

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (rounded to the nearest hundred):

	Year Ended December 31,
	2013	2012
Income tax (benefit) provision at the Federal statutory rate	$(443,000)	$(596,000)
State income taxes, net of Federal Benefit	(101,000)	(136,000)
Other	(28,000)	5,000
Benefit of loss not realized subsequent to reverse merger	-	-
Benefit of loss not realized due to the Company status as a “pass through entity” for tax proposes	-	-
Equity based compensation	79,000	262,000
Settlement of salaries with stock	93,000	150,000
Valuation tax asset allowance	400,000	315,000
Tax provision	$-	$-

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

Subsequent to the reverse merger on June 30, 2011 the Company has assumed the net operating loss (“NOL”) carry forward of SF Blu. Management estimates the NOL as of December 31, 2013 to be approximately $1,399,000, inclusive of operation subsequent to the reverse merger. This NOL will be expiring through the year 2033. The utilization of the Company’s NOL may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for these deferred tax assets. The Company’s deferred tax asset as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Total deferred tax asset - from NOL carry forwards	$602,000		$334,000
Temporary differences – Accrued compensation	-		93,000
	602,000		427,000
Valuation allowance	(602,000)		(427,000)
Deferred tax asset, net of allowance	$-	$

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2013 filing.

NOTE 13 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2013 and 2012. At December 31, 2013, one customer accounted for 26% of the Company’s total revenue. At December 31, 2012, three customers accounted for 60% of the Company’s total revenue.

Customer	Year Ended December 31, 2013	Year Ended December 31, 2012
A	26%	-
B	-	38%
C	-	11%
D	-	11%

For the year ended December 31, 2013 the Company had one supplier who accounted for approximately $30,500 of their purchases used for production or approximately 33% of total purchases for the year then ended. For the year ended December 31, 2012 the Company had three suppliers who accounted for approximately $107,000 of their purchases used for production or approximately 83% of total purchases for the year then ended.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were available to be issued as follows:

Equity Designation and Issuances:

Effective January 29, 2014 the Company amended its Series B Preferred Stock designation in order to permit the issuance of junior Preferred Stock which have enhanced or “super-majority” voting rights. The amendment was approved by the holders of the Series B Preferred Stock. The amended Series B Preferred Stock designation is attached as Exhibit 10.1 in Form 8-K filed with the SEC on February 6, 2014.

Effective January 29, 2014 the Board of Directors authorized the creation of 75 shares of a new Series C convertible preferred stock. Each share of Series C Preferred has the right to convert into 8,000 shares of the Company’s common stock and have a liquidation preference of $200. Additionally, the Series C Preferred is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Preferred (.7% X 75 shares = 52.5% of total vote).

On January 31, 2014 the Company issued 75 shares of Series C Preferred Stock to its Chief Executive Officer, Bill Hodson in exchange for $15,000 owed to the Executive by the Company.

Effective February 3, 2014 the Board of Directors recommended, and the Company’s shareholders approved by written consent, the creation of 1,000,000 shares of Series A Common Stock. Each share of Series A Common Stock is entitled to convert into one (1) share of regular common stock at any time at the option of the holder and to cast two hundred (200) votes on all matters as to which holders of the common stock, voting together as a class, are entitled to vote.

On February 3, 2014 the Company issued 1,000,000 shares of Series A Common Stock to its Chief Executive Officer, Bill Hodson in exchange for $25,000 owed to the Executive by the Company.

On February 6, 2014 the Company issued 1,000,000 restricted shares of regular Common Stock to Bill Hodson pursuant to his right to convert the 1,000,000 shares of Series A Common Stock owned by Mr. Hodson into regular Common Stock. Following the conversion the Series A Common Stock is no longer outstanding.

On February 6, 2014 Bill Hodson converted his 1,000,000 shares of Series A Common Stock into 1,000,000 shares of regular Common Stock. Following the conversion the Series A Common Stock is no longer outstanding.

Effective February 3, 2014, following the enactment of the First Amendment, Article Eight of the Company’s Articles of Incorporation was amended to (i) increase the authorized common stock from 100,000,000 shares to150,000,000 shares, and (ii) to permit the holders of the Corporation’s outstanding Preferred Stock voting together as a class to effect a change in the number of authorized shares of regular Common Stock or Series A Common Stock by amending the Articles of Incorporation without the affirmative vote, either separately or as a class, of the holders of regular Common Stock and Series A Common Stock.

In January 2014, the Company issued 6,100,000 shares of common stock for conversion of notes payable of $114,300 and $2,120 accrued interest.

In February 2014, the Company sold 400,000 shares of common stock valued at $0.025 per share for cash.

In February 2014, the Company issued 5,600,000 shares of common stock valued at $0.025 per share for services rendered.

In February 2014, the Company issued 2,000,000 shares of common stock valued at $0.0024 per share for a partial conversion of a convertible note. The conversion notice was dated September 2013 but the conversion took place subsequent to year end.

Convertible Notes Payable:

On February 11, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $78,500 due on November 13, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date.

Memorandum of Understanding to Acquire Controlling Stake:

On March 4, 2014 the Company entered into a Memorandum of Understanding to acquire a controlling stake in Apple Rush Company and Rushnet, Inc. Pursuant to the MOU, the Company will issue 2.5 million shares of its common stock to acquire 7,252,034,443 of Apple Rush shares (OTC: APRU). Upon issuance of the 7,252,034,443 shares, the Company will own 60% of Apple Rush’s outstanding common stock which will total 12,086,724,072 shares following the transaction. In addition, the Company will issue 2.5 million shares of its common stock, and pay $50,000, to Robert Corr, founder and controlling shareholder (prior to the transaction) of Apple Rush and Rushnet, Inc., to acquire Mr. Corr’s super-majority voting preferred stock in Apple Rush. Each Series A Preferred share of Apple Rush is valued at $1.00 dollar and is convertible into Apple Rush common stock at a 20% discount to the average closing bid price for the ten (10) trading days prior to conversion. Following the transaction, the Company intends to operate Apple Rush Company under its Livewire Herbaceuticals division and continue to operate the Apple Rush as a publicly traded company.

Effective immediately, the Company’s new corporate address is 24845 Corbit Place, Yorba Linda, CA 92887. On approximately March 5, 2014 the Company completed the move to its new headquarters building which includes a 60,000 square foot manufacturing facility. The Company, along with its manufacturing partner, now has the ability to provide full product development from concept to full scale commercial production for the LiveWire family of brands, as well as established brands and private label companies.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A – Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we determined that control deficiencies existed that constituted material weaknesses, as described below:

O	Lack of documented policies and procedures;

O	We have no audit committee;

O	There is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

O	There is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2014; and

O	There is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROLS

During the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Bill J. Hodson	47	Board Member, Chief Executive Officer, Treasurer
Brad J. Nichols	49	Board Member, President, Chief Operating Officer

Set forth below is a biographical description of our executive officers and directors based on information supplied by each of them.

Bill J. Hodson, age 47, Director, Chief Executive Officer, Treasurer.

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

Brad J. Nichols, age 49, Director, President, Chief Operating Officer.

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

During 2011, the Company was a “voluntary filer” for purposes of the periodic and current reporting requirements of the Securities and Exchange Commission (the “Commission”).  The Company was a voluntary filer because it did not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or listed on an exchange or in any automated inter-dealer quotation system of any national securities association, and it was no longer required to file reports under Section 15(d) of the Exchange Act. The Company was required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act through the year ended December 31, 2008, but that obligation ended after the Company filed its Form 10-K for the year ended December 31, 2008.  On January 27, 2012, the Company filed a Form 8-A12G to voluntarily register its common stock pursuant to Section 12(g) of the Act.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, with the exact number to be fixed by our shareholders or our Board of Directors. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified. We currently have two directors, Bill J. Hodson and Brad J. Nichols.   The directors were chosen to serve on the board of directors following the closing of the Purchase Agreement dated June 30, 2011 based upon the specific experiences and qualification discussed in their respective professional biographies set forth above.

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

Item 11 - Executive Compensation

Mr. Hodson, Director, Chief Executive Officer, and Treasurer, has a written five year Employment Agreement with the Company.  Mr. Hodson receives base salary of $260,000 per year.  The Employment Agreement contains provisions for an increase to $400,000 per year depending upon certain operating milestones for the Company. This employment agreement was modified in 2013 to pay Mr. Hodson a salary of $1.00 per year.

Mr. Nichols, Director, Chief Operating Officer, and President, has a written five year Employment Agreement with the Company.  Mr. Nichols receives base salary of $260,000 per year.  The Employment Agreement contains provisions for an increase to $400,000 per year depending upon certain operating milestones for the Company. The employment agreement was modified in 2013 to pay Mr. Nichols a salary of $1.00 per year

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bill Hodson	2012	190,000							190,000
	2013	1							1
Brad Nichols	2012	190,000							190,000
	2013	1							1

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 8, 2014, of our voting securities by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our directors and executive officers; and all of our directors and executive officers as a group.  The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Except as set forth below, applicable percentages are based upon 131,120,297 shares of Common Stock outstanding as of April 8, 2014.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Bill Hodson, Board Member, Chief Executive Officer, Treasurer	Common Stock (1)	14,571,488	11%
Brad J. Nichols, Board Member, President, Chief Operating Officer	Common Stock (2)	15,749,580	12%

All officers and Directors as a Group	Common Stock	30,321,068	23%

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
.

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

During the year ended December 31, 2013, the Company incurred $6,000 in legal fees payable to a related party Weed & Co, LLP. This company is controlled by Richard Weed, an officer of the Company.

The Company incurred $1,500 during the year ended December 31, 2013, payable to Richard Weed for his services to SF Blu as an officer.

Included in accounts payable – related parties as of December 31, 2013 and 2012, $0 and $90,045, respectively related to legal fees payable to a related party Richard Weed and Weed & Co. In October
2013 the Company converted $7,500 payable for legal fees in 7,500 shares of Series B Convertible preferred shares valued at $1 per share.

$90,045 in accounts payable - related parties due to Richard Weed and Weed & Co. was converted in to a convertible note payable during the quarter ended March 31, 2013. The Company repaid $20,000 and a balance of $70,045 remains at December 31, 2013.

Included in accounts payable – related parties as of December 31, 2013 and 2012 is $236,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company.

Included in accounts payable – related parties as of December 31, 2013 and 2012, the Company had accrued approximately $0 and $217,000 of deferred salary under two employment agreements entered into with the Company’s CEO and the Company’s President in conjunction with the Purchase Agreement.

As of December 31, 2013 and 2012 the Company, CEO and President advanced $43,596 and $42,400 respectively. These advanced loans are unsecured, due upon demand and bear no interest.

Stockholders advance loans to the Company from time to time to provide financing for operations.

	December 31,	December 31,
	2013	2012

Advances from stockholders	$-	$47,521

Advances from stockholders carry no interest, have no terms of repayment or maturity, and are payable on demand. In October 2013, the Company converted the balance of Advances from Stockholders of $37,244 to shares of 37,224 shares of Series B Convertible Preferred shares valued at $1 per share.

Item 14 – Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

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

		December 31,	December 31,
		2013	2012
(i)	Audit Fees	$33,000	$33,000
(ii)	Audit Related Fees	-	-
(iii)	Tax Fees	-	-
(v)	All Other Fees	-	-
Total fees		$33,000	$33,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are provided by RBSM LLP and Sherb & Co., LLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2013 or 2012.

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

LIVEWIRE ERGOGENICS INC.

Dated: April 14, 2014	By:	/s/Bill J. Hodson
Bill J. Hodson
Chief Executive Officer
Chief Accounting Officer