Form 10-Q
period 2014-03-31
LIVEWIRE ERGOGENICS INC.
filed 2014-05-20
CIK 1421289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

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

The number of shares of Common Stock of the issuer outstanding as of May 19, 2014 was 134,424,423.

LiveWire Ergogenics, Inc.
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$67,458	$8,342
Accounts receivable, net	31,025	-
Other receivable	27,035	-
Advance to suppliers	61,750	-
Inventory, net	66,823	46,234
Prepaid and other current assets	23,430	930
Total current assets	277,521	55,506

Property and equipment, net	10,565	7,456

Total assets	$288,086	$62,962

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$93,006	$104,145
Accounts payable - related party	206,341	236,341
Notes payable	66,500	165,096
Convertible debentures, net	237,939	322,859
Total liabilities	603,786	828,441

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	-	-
Series B convertible preferred stock, $0.0001 par value, 150,000 shares designated,
134,724 shares issued and outstanding at March 31, 2014 and
December 31, 2013, liquidation preference is $1 per share	13	13
Series C convertible preferred stock, $0.0001 par value, 75 shares designated,
75 and 0 shares issued and outstanding at March 31, 2014 and	-	-
December 31, 2013, respectively, liquidation preference is $200 per share
Common stock, $0.0001 par value, 150,000,000 and 100,000,000 shares authorized, respectively, 131,120,297 and 86,807,868 shares issued and outstanding at March 31, 2014 and
December 31, 2013, respectively	13,111	8,681
Class A convertible common stock, $0.0001 par value, 1,000,000 shares designated,
0 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Subscription receivable	(45,000)	(45,000)
Additional paid-in-capital	6,484,371	3,221,758
Accumulated deficit	(6,768,195)	(3,950,931)
Total stockholders' deficit	(315,700)	(765,479)

Total liabilities and stockholders' deficit	$288,086	$62,962

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2014	2013

Income:
Sales	$63,034	$17,788
Cost of goods sold	18,449	8,297
Gross Profit	44,585	9,491

Operating Expenses:
Selling costs	19,252	13,751
General and administrative costs	2,075,380	233,165
Depreciation	1,891	1,898
Total Operating Expenses	2,096,523	248,814

Loss from operations	(2,051,938)	(239,323)

Other Expenses (Income):
Gain on change in fair value of derivative liability	-	(42,767)
Loss on settlement of debt	99,988	-
Amortization of debt discount	42,128	79,420
Interest expense	623,210	4,900
Total other expenses	765,326	41,553

Net Loss Before Provision for Income Taxes	$(2,817,264)	$(280,876)

Income Tax	-	-

Net Loss	$(2,817,264)	$(280,876)

Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average shares
outstanding - basic and diluted	106,586,999	68,460,139

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(2,817,264)	$(280,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,891	1,898
Loss on settlement of debt	99,988	-
Change in fair value of derivative liability	-	(42,767)
Amortization of debt discount	42,128	79,420
Stock based compensation expense	1,891,183	-
Common stock issued for interest expense	614,200	-
Bad debt expense	-	4,515
Change in operating assets and liabilities:
Accounts receivable	(31,025)	(40)
Other receivables	(27,035)	-
Advance to suppliers	(61,750)	-
Inventory	(20,590)	(39,049)
Prepaid and other assets	(22,500)	-
Accounts payable and accrued expenses	6,040	3,431
Accounts payable - related parties	(30,000)	134,000
Net cash used in operating activities	(354,734)	(139,468)

Cash Flows From Investing Activities
Purchase of equipment	(5,000)	-
Net cash used in investing activities	(5,000)	-

Cash Flows From Financing Activities
Cash overdraft	-	957
Proceeds from notes payable	-	11,500
Proceeds from convertible notes payable	78,500	100,000
Advance from stockholders	-	34,946
Repayment of advances to stockholders	-	(10,045)
Repayment of shareholder loans	(23,000)	-
Repayment of note payable	(5,000)	-
Share issued for cash	368,350	-
Net cash provided by financing activities	418,850	137,358

Net increase (decrease) in Cash	59,116	(2,110)

Cash at Beginning of Period	8,342	2,110

Cash at End of Period	$67,458	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,354	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$78,500	$161,478
Conversion of accounts payable - related party to convertible notes payable	$-	$90,045
Common stock issued for payment of notes payable	$50,000	$-
Common stock issued for payment of convertible notes payable	$81,300	$-
Conversion of interest to note payable	$1,233	$-
Conversion of debt to class A common stock	$20,596	$-
Conversion of Class A common stock to common stock	$100	$-
Accounts payable settled by issuance of common stock	$12,973	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS (CONTINUED)

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 14, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the three months ended March 31, 2014 and 2013 was approximately $19,000 and $14,000, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $28,098.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at March 31, 2014 and December 31, 2013.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market value using the FIFO method.  Inventory consists primarily of finished goods and packaging materials and production supplies, i.e. packaged consumable energy supplements, manufactured under contract, and the wrappers and containers they are sold in. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2014, with the exception of its convertible notes payable. The carrying amounts of these liabilities at March 31, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $4,400 and $2,900 for the three months ended March 31, 2014 and 2013, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2014 and 2013 have been excluded from the per share computations:

	For the Three Months Ended
	March 31,
	2014	2013
Convertible Notes Payable	9,769,389	6,183,732
Warrants	6,680,002	5,805,002
Series B Preferred Stock	134,724	-
Series C Preferred Stock	600,000	-

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

Recent Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2013 to determine their impact, if any, on our consolidated financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $2,817,264 for the three months ended March 31, 2014, and has an accumulated deficit of $6,768,195 as of March 31, 2014.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2014	2013
	(Unaudited)
Equipment	$31,338	$26,338
Accumulated depreciation	(20,773)	(18,882)
Total	$10,565	$7,456

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

Depreciation expense amounted to $1,891 and $1,898 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company purchased equipment for cash totaling $5,000.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	March 31,	December 31,
	2014	2013
	(Unaudited)
Finished Goods	$182	$423
Packaging materials and production supplies	84,539	66,445
	84,721	66,868
Reserve on inventory	(17,898)	(20,634)
	$66,823	$46,234

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

Included in accounts payable – related parties as of March 31, 2014 and December 31, 2013, $0 and $70,045, respectively, related to legal fees payable to a related party Richard Weed and Weed & Co. During the quarter ended March 31, 2014 the Company issued 1,500,000 shares of its common stock for conversion of $24,300 and the balance of $45,745 was forgiven by the note holder.

Also included in accounts payable – related parties as of March 31, 2014 and December 31, 2013, $206,341 and $236,341, respectively, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company. During the quarter ended March 31, 2014, the Company repaid $30,000 in cash.

As of March 31, 2014 and December 31, 2013 the Company, CEO and President advanced $0 and $43,596, respectively. During the quarter ended March 31, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt.

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

NOTE 8 – NOTES PAYABLE

During the quarter ended March 31, 2014, the Company repaid $5,000 in cash and issued 2,000,000 shares of common stock valued at $74,000 to satisfy $50,000 of notes payable. The remaining $24,000 was recorded as loss on settlement of debt. As of March 31, 2014, the remaining balance for notes payable totaled $66,500.

As of March 31, 2014 and December 31, 2013 the Company, CEO and President advanced $0 and $43,596, respectively. During the quarter ended March 31, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt.

As of March 31, 2014 and December 31, 2013, the Company had accrued interest of $18,655 and $32,562 respectively, related to notes payable.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At March 31, 2014 and December 31, 2013 convertible debentures consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Convertible notes payable	$356,000	$404,545
Unamortized debt discount	(118,061)	(81,686)
Total	$237,939	$322,859

Notes issued on January 8, 2013:

On January 8, 2013 the Company entered three agreements with third party non-affiliates to 6% interest bearing convertible debentures totaling $50,000 due on July 31, 2013, with the conversion features commencing immediately. The loans are convertible at 40% of the lowest closing price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $43,185 discount on debt, related to the beneficial conversion features of the notes to be amortized over the lives of the notes or until the notes are converted or repaid. During the year ended December 31, 2013 one of the agreements was repaid in full for $15,000, a second agreement valued at $20,000 was assigned to another debt holder and in October 2013 the remaining note was restructured. During the quarter ended March 31, 2014, the Company converted the remaining balance of $15,000 to 925,926 shares of common stock.

Note issued on January 23, 2013:

On January 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,258 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted. In October 2013 this note was restructured. During the quarter ended March 31, 2014, the Company converted the remaining balance of $25,000 to 1,543,210 shares of common stock.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Note issued on February 1, 2013:

On February 1, 2013, the Company entered into an agreement with a related party for conversion of accounts payable to a 6% interest bearing convertible debentures for $90,045 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $75,824 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has been partially converted into 2,604,167 shares of common stock valued at $20,000. In October 2013 this note was restructured. During the quarter ended March 31, 2014 the Company converted $24,300 to 1,500,000 shares of common stock and the balance of $45,745 was forgiven by the note holder and was recorded as a gain on settlement of debt during the three months ended March 31, 2014.

Note issued on April 29, 2013:

On April 29, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $5,000 due on April 29, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the quarter ended March 31, 2014 the Company converted the balance of $5,000 to 46,296 shares. In addition, the Company issued 153,704 shares of common stock valued at $16,600 which was recorded as interest expense.

During the three months ended March 31, 2014, the Company fully amortized and wrote off a total debt discount of $333 of which $95 was recorded to current operation as interest expense.

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2014 this note has not been converted.

During the three months ended March 31, 2014, the Company amortized and wrote off a total debt discount of $2,967 to current period operations as interest expense. As of March 31, 2014, a net discount of $1,187 remained.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Note issued on May 23, 2013:

On May 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 22, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $5,200 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the quarter ended March 31, 2014 the Company converted the balance of $12,000 to 111,111 shares. In addition, the Company issued 288,889 shares of common stock valued at $31,200 which was recorded as interest expense.

During the three months ended March 31, 2014, the Company fully amortized and wrote off a total debt discount of $5,200 of which $2,029 was recorded to current operation as interest expense.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2014 this note has not been converted.

During the quarter ended March 31, 2014, the Company amortized and wrote off a total debt discount of $431 to current period operations as interest expense. As of March 31, 2014, a net discount of $4,073 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2014 this note has not been converted.

During the quarter ended March 31, 2014, the Company amortized and wrote off a total debt discount of $296 to current period operations as interest expense. As of March 31, 2014, a net discount of $3,042 remained.

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2014 this note has not been converted.

During the quarter ended March 31, 2014, the Company amortized and wrote off a total debt discount of $296 to current period operations as interest expense. As of March 31, 2014, a net discount of $3,042 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 29, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $2,687 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2014 this note has not been converted.

During the quarter ended March 31, 2014, the Company amortized and wrote off a total debt discount of $218 to current period operations as interest expense. As of March 31, 2014, a net discount of $2,314 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on July 27, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2014 this note has not been converted.

During the quarter ended March 31, 2014, the Company amortized and wrote off a total debt discount of $12,793 to current period operations as interest expense. As of March 31, 2014, a net discount of $16,773 remained.

Note issued on December 17, 2013:

On December 17, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $37,500 due on September 7, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $37,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2014 this note has not been converted.

During the quarter ended March 31, 2014, the Company amortized and wrote off a total debt discount of $11,373 to current period operations as interest expense. As of March 31, 2014, a net discount of $20,218 remained.

Note issued on February 19, 2014:

On February 19, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $78,500 due on November 16, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $78,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2014 this note has not been converted.

During the quarter ended March 31, 2014, the Company amortized and wrote off a total debt discount of $11,630 to current period operations as interest expense. As of March 31, 2014, a net discount of $66,870 remained.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As a result of the reverse merger, the shares of the Company outstanding prior to the closing of the Purchase Agreement are treated as having been issued as of that date, whereas the shares issued in connection with the purchase Agreement are treated as having been issued since inception for all periods presented.

On January 8, 2014, the Company issued 6,100,000 shares of the Company’s common stock. The Company issued the 6,100,000 shares as follows: (i) 3,969,136 shares of common stock at $0.0162 per share for conversion of two convertible debentures totaling $64,300 and 130,864 shares of common stock at $0.0162 per share for conversion of accrued interest totaling $2,120; (ii) 2,000,000 shares at $0.037 per share for conversion of a note payable totaling $50,000 and excess was recorded as a loss on settlement of debt totaling $24,000.

On January 21, 2014, the Company issued 400,000 shares of common stock pursuant to a stock purchase agreement at approximately $0.02 per share for a total of $8,050.

On January 23, 2014, the Company issued 5,600,000 shares of common stock at $0.032 per share to two professional advisors for services rendered totaling $140,000 and additional compensation of $39,200 recorded as a loss on settlement of debt.

On January 31, 2014, the Company issued 1,200,000 shares of common stock pursuant to a stock purchase agreement at approximately $0.03 per share for a total of $30,000.

On February 3, 2014, the Company issued 96,000 shares of common stock pursuant to a stock purchase agreement at approximately $0.05 per share for a total of $4,800.

On February 4, 2014, the Company issued 500,000 shares of common stock pursuant to a stock purchase agreement at approximately $0.05 per share for a total of $25,000.

On February 6, 2014, the Company converted 1,000,000 shares of Class A convertible Common Stock into 1,000,000 shares of restricted Common Stock.

On February 10, 2014, the Company issued 2,000,000 bonus shares of common stock to an investor valued at $4,800 ($0.0024 per share). These shares have been recorded as interest expense.

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

On February 11, 2014, the Company issued 1,000,000 shares of common stock pursuant to a stock purchase agreement at approximately $0.07 per share for a total of $70,000.

On February 14, 2014, the Company issued 3,000,000 shares of common stock pursuant to a stock purchase agreement at approximately $0.05 per share for a total of $150,000.

On February 25, 2014, the Company issued 1,000,000 shares of common stock pursuant to a stock purchase agreement at approximately $0.07 per share for a total of $70,000.

On February 28, 2014, the Company issued 150,000 shares of common stock pursuant to a stock purchase agreement at approximately $0.07 per share for a total of $10,500.

On March 13, 2014, the Company issued 22,266,428 shares of the Company’s common stock. The Company issued the 22,266,428 shares as follows: (i) 16,035,000 shares of common stock at $0.108 per share to twelve employees and eight professional advisors for compensation totaling $1,731,780; (ii) 5,200,000 bonus shares to two investors valued at $0.108 per share totaling $561,600 (iii) 157,407 shares of common stock at $0.108 per share for conversion of two notes payable totaling $17,000 and 442,593 additional shares of common stock at $0.108 per share for recorded as interest expense totaling $47,800; (iv) 431,428 shares of common stock at $0.108 per share to a professional advisor for accrued services totaling $12,973 and additional compensation of $33,621 recorded as a loss on settlement of debt.

Subscription Receivable

The Company issued 216,000 (180,000 shares pre stock split of 1 share for every five shares held) shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was paid and the balance at December 31, 2012 is $45,000. These shares were not issued as of March 31, 2014.

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

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Series C Convertible Preferred Stock

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

On January 31, 2014 the Company issued 75 shares of Series C Preferred Stock valued at $24,000 to its Chief Executive Officer, Bill Hodson in exchange for a $15,000 as stock based compensation to the Executive by the Company. In addition the remaining $9,000 was recorded as a loss on settlement of debt.

Class A Convertible Common Stock

Effective February 3, 2014 the Board of Directors recommended, and the Company’s shareholders approved by written consent, the creation of 1,000,000 shares of Class A Convertible Common Stock. Each share of Class A Convertible Common Stock is entitled to convert into one (1) share of regular common stock at any time at the option of the holder and to cast two hundred (200) votes on all matters as to which holders of the common stock, voting together as a class, are entitled to vote.

On February 3, 2014 the Company issued 1,000,000 shares of Class A Convertible Common Stock valued at $67,000 to its Chief Executive Officer, Bill Hodson in exchange for $20,596 owed to the Executive by the Company. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt.

On February 6, 2014 Bill Hodson converted his 1,000,000 shares of Class A Convertible Common Stock into 1,000,000 shares of regular Common Stock. Following the conversion the Class A Convertible Common Stock is no longer outstanding.

Amendment of Articles of Incorporation

Effective February 3, 2014, following the enactment of the First Amendment, Article Eight of the Company’s Articles of Incorporation was amended to (i) increase the authorized common stock from 100,000,000 shares to 150,000,000 shares, and (ii) to permit the holders of the Corporation’s outstanding Preferred Stock voting together as a class to effect a change in the number of authorized shares of regular Common Stock or Class A Convertible Common Stock by amending the Articles of Incorporation without the affirmative vote, either separately or as a class, of the holders of regular Common Stock and Class A Convertible Common Stock.

As of March 31, 2014 and December 31, 2013, the Company had 131,120,297 and 86,807,868 shares of its common stock issued and outstanding, respectively.

As of March 31, 2014 and December 31, 2013, the Company had 0 shares of its Class A convertible common stock issued and outstanding.

As of March 31, 2014 and December 31, 2013, the Company had 134,724 shares of its series B convertible preferred stock issued and outstanding.

As of March 31, 2014 and December 31, 2013, the Company had 75 and 0 shares of its series C convertible preferred stock issued and outstanding, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20 - 1.00	6,680,002	1.92	$0.90	6,680,002	$0.90

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	5,805,002	$1.00
Issued	875,000	0.20
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013	6,680,002	$0.90
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2014	6,680,002	$0.90

NOTE 11 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2014 and 2013. At March 31, 2014, four customers accounted for 86% of the Company’s total revenue. At March 31, 2013, two customers accounted for 95% of the Company’s total revenue.

Customer	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
A	27%	-
B	22%	-
C	21%	-
D	16%	-
E	-	55%
F	-	40%

For the three months ended March 31, 2014, the Company had one supplier who accounted for approximately $3,077 of their purchases used for production or approximately 17% of total purchases for the three months then ended. For the three months March 31, 2013, the Company had one supplier who accounted for approximately $40,000 of their purchases used for production or approximately 89% of total purchases for the three months then ended.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

Acquisition

On May 13, 2014 the Company completed the acquisition of a majority stake of Apple Rush Company, Inc. (“APRU”), pursuant to a Memorandum of Understanding which the Company had disclosed on Form 8K filed on March 10, 2014.

Under the final terms of the transaction, the Company acquired from Robert Corr, the former CEO of APRU, and members of Mr. Corr’s family, 10,000,000 shares of super-majority convertible preferred stock (the “Preferred Stock”) for a purchase price of $50,000 and 4 million restricted shares of the Company’s common stock. Each share of Preferred Stock has a face value of $1.00 and is convertible into APRU common stock at a conversion price equal to the average closing price of APRU for the ten (10) trading days immediately prior to a notice of conversion, less a discount of twenty percent (20%). As of May 13, 2014, the Preferred Stock was convertible into 18,115,942,028 shares of APRU and as of that date the Company provided to APRU a notice of conversion for 5,000,000 shares of the Preferred Stock convertible into 9,057,971,014 restricted shares of APRU. The Company also reached an agreement with APRU on May 13, 2014, to acquire from APRU 7,252,034,443 newly issued restricted shares of APRU common stock (the “Common Stock”) in exchange for 1,000,000 restricted shares of the Company’s common stock. As a result of the conversion of the Preferred Stock and the acquisition of the Common Stock the Company owns 16,310,005,457 shares of APRU common stock representing approximately 77% of the outstanding common stock of APRU.

The Company intends to treat the acquisition of the Preferred Stock and the Common Stock as an acquisition of property and APRU will continue to operate and trade as a separate public company.

 Equity Issuance

In April 2014, the Company issued 519,751 shares of common stock valued at $0.048 per share totalling $25,000 for partial conversion of a $53,000 convertible note.

In April 2014, the Company entered in to a consulting agreement and issued 2,000,000 shares pursuant to the agreement.

In May 2014, the Company issued 784,375 shares of common stock valued at $0.0384 per share totalling $28,000 in principal and $2,120 in accrued interest for the remaining conversion of a $53,000 convertible note.

Promissory Note:

On April 22, 2014, the Company entered into an agreement with a third party non-affiliate to a 12% interest bearing promissory note for $150,000 due on October 22, 2014. Monthly interest payments of $1,500 in interest shall be payable every 30 days beginning on May 22, 2014.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the three months ended March 31, 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to a large cup of coffee, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three months ended March 31, 2014 and 2013 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three months ended March 31, 2014 and 2013

During the three months ended March 31, 2014, we incurred a net loss of $2,817,264.  During the three months ended March 31, 2013, we incurred a net loss of $280,876. The increase in 2014 is primarily attributable to an increase of $1,891,000 in stock based compensation as well as an increase of $618,310 in interest expense.

Comparison of the results of operations for the three months ended March 31, 2014 and 2013

Sales.  During the three months ended March 31, 2014, sales of our products amounted to $63,034, as compared to $17,788 in the corresponding 2013 period. The increase is primarily attributable to finalizing the education process with new distributors. The company signed several new distributors in the fourth quarter of 2013, but due to the amount of time required for new distributors to become fully educated on the product line, it can take up to 30 days before the company will start receiving purchase orders. The first quarter of 2014, the Company received purchase orders from several of the aforementioned distributors that are now offering LiveWire product in five new territories.

Costs and Expenses

Cost of goods sold. For the three months ended March 31, 2014, cost of goods sold was $18,449 compared to $8,297 for the three months ended March 31, 2013. The increase in revenue had a direct effect on the cost of sales for the three month period ended March 31, 2014.

Gross profit. For the three months ended March 31, 2104, our gross profit was $44,585 (71% of revenue) compared to a gross profit of $9,491 (53% of revenue) for the three months ended March31, 2013. The increase in our gross profit relates to the streamlining of manufacturing and production as well as the Company’s concentration on bulk sales which requires less packaging and in turn increases gross profit.

General and Administrative. During the three months ended March 31, 2014, general and administrative expenses amounted to $2,075,380, as compared to $233,165 in the corresponding 2013 period. The increase in general and administrative expenses resulted from approximately $1,891,000 charged to stock based compensation in 2014 compared to $0 in the corresponding period in 2013.

Selling Costs. During the three months ended March 31, 2014 and 2013, selling costs amounted to $19,252 and $13,751, respectively. The increase in selling costs is attributed to developing packaging and sales materials for all sales channels as well as an increase in advertising and promotions to stimulate sales growth.

Depreciation. During the three months ended March 31, 2014 and 2013, depreciation expense amounted to $1,891 and $1,898, respectively.

Financing expenses. During the three months ended March 31, 2014 and 2013, finance expenses were $623,210 and $4,900, respectively. The primary increase is due to the issuance of shares recorded as interest totaling $614,200.

Loss on settlement of debt. During the three months ended March 31, 2014 and 2013, loss on settlement of debt totaled $99,988 and $0 respectively. The increase relates to the Company settling debts by issuing shares of common and preferred stock as well as the forgiveness of approximately $45,000 in convertible debt.

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

For the three months ended March 31, 2014 and 2013, we recorded a gain of $0 in change in fair value of the derivative liability including initial non-cash interest as compared to $42,767 for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $42,128 during the three months ended March 31, 2014 as compared to $79,420 for the same period in the previous year.

Going Concern

We have an accumulated deficit of $6,768,195 and our current liabilities exceeded our current assets by $326,265 as of March 31, 2014. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operations

For the remainder of fiscal 2014, we will focus on attempting to continue increase our revenue through the sale of our products which we hope to achieve through increased market penetration. We have managed both the financial structure and sales of the Company to maximize value for our shareholders.  We have seen increases in revenues in each of our last four quarters and have added a couple of new distribution deals that will give us additional traction in key parts of the country.  We expect revenues to continue in a strong growth pattern as sales create excitement for our brand and inquiry's increase on a daily basis.  We are expanding our national distribution network and with continued growth over the next couple of quarters we can achieve positive cash flow and begin generating operating profits during the current year.  We have shored up our balance sheet by converting much of the unfavorable debt to long term financing with several accredited investors with notes convertible at .20/share, eliminating debt of two founders, reducing salaries of key executives to $1/year and paying off debt convertible below the market.  These business decisions confirm our commitment to the long term viability of the Company and our desire to become a household name in the future.

Liquidity and Capital Resources

During the three months ended March 31, 2014, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2014.

Working Capital. As of March 31, 2014, we had a working capital deficit of $326,265 and cash of $67,458, while at December 31, 2013 we had a working capital deficit of $772,935 and cash of $8,342. The decrease in our working capital deficit is primarily attributable to the decrease in accounts payable, related party payables, convertible debentures and notes payable.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(354,734)	$(139,468)
Net cash used in investing activities	$(5,000)	$-
Net cash provided by financing activities	$418,850	$137,358

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the unaudited condensed consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities.  Net cash provided by investing activities relates to the purchase of equipment.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities relates primarily to cash received from the issuance of convertible notes payable and cash received from the issuance of shares offset by the repayment of shareholder loan and a partial payment of a note payable.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed three months ended March 31, 2014, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2014. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LIVEWIRE ERGOGENICS, INC.

May 20, 2014	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer