Form 10-Q
period 2014-06-30
LIVEWIRE ERGOGENICS INC.
filed 2014-08-19
CIK 1421289

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR

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

The number of shares of Common Stock of the issuer outstanding as of August 11, 2014 was 139,470,340.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LiveWire Ergogenics, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,705	$8,342
Accounts receivable, net	54,608	-
Related party receivables	85,640	-
Inventory, net	103,563	46,234
Prepaid and other current assets	315,096	930
Total current assets	565,612	55,506

Property and equipment, net	10,188	7,456
Security deposits	23,430	-

Total assets	$599,230	$62,962

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,772	$104,145
Accounts payable - related party	5,830	236,341
Deferred revenue	64,000	-
Notes payable	208,000	165,096
Notes payable - related party	206,341	-
Convertible debentures, net	213,227	322,859
Total liabilities	831,170	828,441

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	-	-
Series B convertible preferred stock, $0.0001 par value, 150,000 shares designated,
134,724 shares issued and outstanding at June 30, 2014 and
December 31, 2013, liquidation preference is $1 per share	13	13
Series C convertible preferred stock, $0.0001 par value, 75 shares designated,
75 and 0 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively, liquidation preference is $200 per share	-	-
Common stock, $0.0001 par value, 200,000,000 and 100,000,000 shares authorized, respectively, 139,470,340 and 86,807,868 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	13,947	8,681
Class A convertible common stock, $0.0001 par value, 1,000,000 shares authorized,
0 shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Subscription receivable	-	(45,000)
Additional paid-in-capital	6,995,886	3,221,758
Accumulated deficit	(7,241,786)	(3,950,931)
Total stockholders' deficit	(231,940)	(765,479)

Total liabilities and stockholders' deficit	$599,230	$62,962

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Income:
Sales	$118,766	$37,490	$181,800	$55,278
Cost of goods sold	101,193	22,950	119,642	31,247
Gross Profit	17,573	14,540	62,158	24,031

Operating Expenses:
Selling costs	33,606	2,737	52,858	16,488
General and administrative costs	213,632	416,469	2,289,012	649,634
Depreciation	377	1,899	2,268	3,797
Total Operating Expenses	247,615	421,105	2,344,138	669,919

Loss from operations	(230,042)	(406,565)	(2,281,980)	(645,888)

Other Expenses (Income):
Other expense (income)	216,563	-	216,563	-
Gain on change in fair value of derivative liability	-	(22,777)	-	(65,544)
(Gain) loss on settlement of debt	(63,200)	-	36,788	-
Amortization of debt discount	73,640	111,947	115,768	191,367
Interest expense	16,546	7,178	639,756	12,078
Total other expenses	243,549	96,348	1,008,875	137,901

Net Loss Before Provision for Income Taxes	$(473,591)	$(502,913)	$(3,290,855)	$(783,789)

Income Tax	-	-	-	-

Net Loss	$(473,591)	$(502,913)	$(3,290,855)	$(783,789)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares
outstanding - basic and diluted	135,106,779	70,108,491	117,132,829	69,288,868

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(3,290,855)	$(783,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,268	3,797
Net loss on settlement of debt	84,141	-
Change in fair value of derivative liability	-	(65,544)
Amortization of debt discount	115,768	191,367
Amortization of prepaid consulting fees	89,351	-
Common stock issued for services	140,000	124,750
Common stock issued for interest expense	614,200	-
Stock based compensation	1,751,184	-
Write off of subscription receivable	45,000	-
Bad debt expense	-	4,515
Discount on issuance of common stock	80,600	-
Change in operating assets and liabilities:
Accounts receivable	(54,608)	(15,928)
Related party receivables	(85,640)	-
Inventory	(57,329)	(32,238)
Prepaid and other current assets	(106,637)	-
Accounts payable and accrued expenses	44,720	52,892
Accounts payable - related parties	(24,170)	251,000
Deferred revenue	64,000	-
Net cash used in operating activities	(588,007)	(269,178)

Cash Flows From Investing Activities
Purchase of equipment	(5,000)	-
Payments towards security deposits	(23,430)	-
Net cash used in investing activities	(28,430)	-

Cash Flows From Financing Activities
Cash overdraft	-	1,919
Proceeds from notes payable	155,000	31,500
Proceeds from convertible notes payable	73,500	232,000
Advance from stockholders	-	39,946
Repayment of advances to stockholders	-	(10,297)
Repayment of shareholder loans	-	(22,000)
Repayment of note payable	(38,000)	(6,000)
Proceeds from issuance of common stock	424,300	-
Net cash provided by financing activities	614,800	267,068

Net Decrease in Cash	(1,637)	(2,110)

Cash at Beginning of Period	8,342	2,110

Cash at End of Period	$6,705	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$78,500	$282,012
Conversion of accounts payable - related party to convertible notes payable	$-	$90,045
Common stock issued for payment of notes payable	$50,000	$-
Common stock issued for payment of convertible notes payable	$171,800	$-
Conversion of interest to note payable	$3,620	$-
Conversion of debt to Class A common stock	$20,596	$-
Conversion of Class A common stock to common stock	$100	$-
Accounts payable and accrued expenses settled by issuance of common stock	$15,093	$-
Conversion of accounts payable - related party to notes payable - related party	$206,341	$-
Common stock issued for prepaid consulting services	$296,880	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 14, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month period ended June 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying statements of operations. Advertising and marketing expense for the six months ended June 30, 2014 and 2013 was approximately $52,000 and $16,500, respectively and for the three months ended June 30, 2014 and 2013 was approximately $33,000 and $2,500, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $28,098.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at June 30, 2014 and December 31, 2013.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2014, with the exception of its convertible notes payable. The carrying amounts of these liabilities at June 30, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $18,400 and $5,800 for the six months ended June 30, 2014 and 2013, respectively approximately $14,000 and $2,900 for the three months ended June 30, 2014 and 2013, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2014 and 2013 have been excluded from the per share computations:

	For the Six Months Ended
	June 30,
	2014	2013
Convertible Notes Payable	2,139,451	21,417,407
Warrants	6,680,002	5,805,002
Series B Preferred Stock	134,724	-
Series C Preferred Stock	600,000	-

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $3,290,855 for the six months ended June 30, 2014, and has an accumulated deficit of $7,241,786 as of June 30, 2014.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2014	2013
	(Unaudited)
Equipment	$27,780	$26,338
Accumulated depreciation	(17,592)	(18,882)
Total	$10,188	$7,456

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

Depreciation expense amounted to $2,268 and $3,797 for the six months ended June 30, 2014 and 2013, respectively and $377 and $1,899 for the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company purchased equipment for cash totaling $5,000.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	June 30,	December 31,
	2014	2013
	(Unaudited)
Finished Goods	$--	$423
Packaging materials and production supplies	121,462	66,445
	121,462	66,868
Reserve on inventory	(17,899)	(20,634)
	$103,563	$46,234

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

Included in accounts payable – related parties as of June 30, 2014 and December 31, 2013, $0 and $70,045, respectively, related to legal fees payable to a related party Richard Weed and Weed & Co. During the six months ended June 30, 2014 the Company issued 1,500,000 shares of its common stock for conversion of $24,300 and the balance of $45,745 was forgiven by the note holder.

Also included in accounts payable – related parties as of June 30, 2014 and December 31, 2013, $5,830 and $236,341, respectively, payable to an entity owned by the controlling shareholders of the Company. The decrease in accounts payable – related party is due to a reclassification of accounts payable to a note payable related party for the amount of $206,341. The related entity provides marketing and product development costs and general and administrative expenses to the Company. During the six months ended June 30, 2014, the Company repaid $30,000 in cash.

As of June 30, 2014 and December 31, 2013 the Company, CEO and President advanced $0 and $43,596, respectively. During the six months ended June 30, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. Excess of $46,404 was recorded as a loss on settlement of debt during the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013 the Company had related party receivables in the amount of $85,640 and $0, respectively. There are no formal agreements related to these receivable amounts.

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

During the year ended December 31, 2012, a total of $209,448, due under these employment agreements, were converted into 1,256,688 (1,047,240 shares pre stock split of 1 additional share for every five shares held) shares of the Company’s common stock and Class A warrants to purchase 1,256,688 (1,047,240 Class A warrants pre stock split of 1 additional share for every five shares held) shares of the Company’s common stock at $1 per share. These warrants expire on January 31, 2016.

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

NOTE 8 – NOTES PAYABLE

On April 22, 2014, the Company issued a non-interest bearing promissory note for $206,341 to a related party for cash.  The principal is payable every 90 days beginning on September 30, 2014 at the rate of $25,000 per quarter until the balance is zero.

On April 22, 2014, the Company issued a promissory note for $150,000 to a third party for cash, which is due on October 22, 2014.  Interest accrued at a rate of 12% per annum. Monthly interest payments of $1,500 is payable every 30 days beginning on May 22, 2014.

During the six months ended June 30, 2014, the Company repaid $5,000 in cash and 2,000,000 shares of common stock valued at $74,000 to satisfy $50,000 of notes payable. The remaining $24,000 was recorded as loss on settlement of debt. As of June 30, 2014, the remaining balance for notes payable totaled $203,000.

As of June 30, 2014 and December 31, 2013 the Company, CEO and President advanced $0 and $43,596, respectively. During the six months ended June 30, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. Excess of $46,404 was recorded as a loss on settlement of debt during the six months ended June 30, 2014.

As of June 30, 2014, the Company wrote-off a note payable in the amount of $3,500.  There was no interest related to the note.

On June 24, 2014, the Company repaid $10,000 in cash to satisfy $10,000 of notes payable.  There was no interest related to the note.

As of June 30, 2014 and December 31, 2013, the Company had accrued interest of $20,079 and $32,562 respectively, related to notes payable.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At June 30, 2014 and December 31, 2013 convertible debentures consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Convertible notes payable	$265,500	$404,545
Unamortized debt discount	(52,273)	(81,686)
Total	$213,227	$322,859

Notes issued on January 8, 2013:

On January 8, 2013 the Company entered three agreements with third party non-affiliates to 6% interest bearing convertible debentures totaling $50,000 due on July 31, 2013, with the conversion features commencing immediately. The loans are convertible at 40% of the lowest closing price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $43,185 discount on debt, related to the beneficial conversion features of the notes to be amortized over the lives of the notes or until the notes are converted or repaid. During the year ended December 31, 2013 one of the agreements was repaid in full for $15,000, a second agreement valued at $20,000 was assigned to another debt holder and in October 2013 the remaining note was restructured. During the six months ended June 30, 2014, the Company converted the remaining balance of $15,000 to 925,926 shares of common stock.

Note issued on January 23, 2013:

On January 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,258 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted. In October 2013 this note was restructured. During the six months ended June 30, 2014, the Company converted the remaining balance of $25,000 to 1,543,210 shares of common stock.

Note issued on February 1, 2013:

On February 1, 2013, the Company entered into an agreement with a related party for conversion of accounts payable to a 6% interest bearing convertible debentures for $90,045 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $75,824 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has been partially converted into 2,604,167 shares of common stock valued at $20,000. In October 2013 this note was restructured. During the six months ended June 30, 2014 the Company converted $24,300 to 1,500,000 shares of common stock and the balance of $45,745 was forgiven by the note holder and was recorded as a gain on settlement of debt during the six months ended June 30, 2014.

Note issued on April 29, 2013:

On April 29, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $5,000 due on April 29, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the six months ended June 30, 2014 the Company converted the balance of $5,000 to 46,296 shares. In addition, the Company issued 153,704 shares of common stock valued at $16,600 which was recorded as interest expense.

During the six months ended June 30, 2014, the Company fully amortized and wrote off a total debt discount of $333 of which $95 was recorded to current operation as interest expense.

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2014 this note has not been converted.

During the six months ended June 30, 2014, the Company amortized and wrote off a total debt discount of $4,154 to current period operations as interest expense. As of June 30, 2014, a net discount of $0 remained.

Note issued on May 23, 2013:

On May 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 22, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $5,200 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the six months ended June 30, 2014 the Company converted the balance of $12,000 to 111,111 shares. In addition, the Company issued 288,889 shares of common stock valued at $31,200 which was recorded as interest expense.

During the six months ended June 30, 2014, the Company fully amortized and wrote off a total debt discount of $5,200 of which $2,029 was recorded to current operation as interest expense.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2014 this note has not been converted.

During the six months ended June 30, 2014, the Company amortized and wrote off a total debt discount of $867 to current period operations as interest expense. As of June 30, 2014, a net discount of $3,637 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2014 this note has not been converted.

During the six months ended June 30, 2014, the Company amortized and wrote off a total debt discount of $595 to current period operations as interest expense. As of June 30, 2014, a net discount of $2,743 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2014 this note has not been converted.

During the six months ended June 30, 2014, the Company amortized and wrote off a total debt discount of $595 to current period operations as interest expense. As of June 30, 2014, a net discount of $2,743 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 29, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $2,687 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2014 this note has not been converted.

During the six months ended June 30, 2014, the Company amortized and wrote off a total debt discount of $438 to current period operations as interest expense. As of June 30, 2014, a net discount of $2,094 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on July 27, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid.  During the six months ended June 30, 2014, the Company converted the principal balance and accrued interest into 1,304,126 shares of common stock.

During the six months ended June 30, 2014, the Company amortized and wrote off a total debt discount of $40,830 to current period operations as interest expense. As of June 30, 2014, a net discount of $0 remained.

Note issued on December 17, 2013:

On December 17, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $37,500 due on September 7, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $37,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid.  During the six months ended June 30, 2014, the Company converted the principal balance and accrued interest into 1,245,917 shares of common stock.

During the six months ended June 30, 2014, the Company amortized and wrote off a total debt discount of $34,722 to current period operations as interest expense. As of June 30, 2014, a net discount of $0 remained.

Note issued on February 19, 2014:

On February 19, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $78,500 due on November 16, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $78,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2014 this note has not been converted.

During the six months ended June 30, 2014, the Company amortized and wrote off a total debt discount of $37,443 to current period operations as interest expense. As of June 30, 2014, a net discount of $41,057 remained.

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

On February 6, 2014, the Company converted 1,000,000 shares of Series A Common Stock into 1,000,000 shares of restricted Common Stock.

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

On April 22, 2014, the Company entered in to a four month consulting agreement and issued 2,000,000 shares valued at $140,000 pursuant to the agreement.  The Company recorded these shares as prepaid expenses and has expensed $80,328 of the total $140,000 through June 30, 2014.  The Company recognized a related expense of $41,400 to reflect the discount.

On May 1, 2014, the Company issued 519,751 shares of common stock valued at $0.048 per share totaling $25,000 for partial conversion of a $53,000 convertible note.

On May 8, 2014, the Company issued 784,375 shares of common stock valued at $0.0384 per share totaling $28,000 in principal and $2,120 in accrued interest for the remaining conversion of a $53,000 convertible note.

On June 17, 2014, the Company entered in to a one year consulting agreement and issued 2,000,000 shares valued at $112,800 pursuant to the agreement.  The Company recorded these shares as prepaid expenses and has expensed $4,327 of the total $112,800 through June 30, 2014.

On June 18, 2014, the Company entered in to a four month consulting agreement and issued 800,000 shares valued at $44,080 pursuant to the agreement.  The Company recorded these shares as prepaid expenses and has expensed $4,697 of the total $44,080 through June 30, 2014.

On June 18, 2014, the Company issued 636,943 shares of common stock valued at $0.0314 per share totaling $20,000 in principal and $26 in accrued interest for partial conversion of a convertible note.

On June 19, 2014, the Company issued 1,000,000 shares of common stock pursuant to a stock purchase agreement at $0.05 per share for a total of $50,000 for cash.

On June 23, 2014, the Company issued 608,974 shares of common stock valued at $0.0312 per share totaling $17,500 in principal and $1,500 in interest for the remaining conversion of a $37,500 convertible note.

Subscription Receivable

The Company issued 216,000 (180,000 shares pre stock split of 1 share for every five shares held) shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was paid and the balance at December 31, 2012 is $45,000. These shares were never issued and the receivable was expenses to other expenses during the six months ended June 30, 2014.

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

Class A Common Stock

Effective February 3, 2014 the Board of Directors recommended, and the Company’s shareholders approved by written consent, the creation of 1,000,000 shares of Class A Common Stock. Each share of Class A Common Stock is entitled to convert into one (1) share of regular common stock at any time at the option of the holder and to cast two hundred (200) votes on all matters as to which holders of the common stock, voting together as a class, are entitled to vote.

On February 3, 2014 the Company issued 1,000,000 shares of Class A Common Stock valued at $67,000 to its Chief Executive Officer, Bill Hodson in exchange for $20,596 owed to the Executive by the Company. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt.

On February 6, 2014 Bill Hodson converted his 1,000,000 shares of Class A Common Stock into 1,000,000 shares of regular Common Stock. Following the conversion the Class A Common Stock is no longer outstanding.

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

As of June 30, 2014 and December 31, 2013, the Company had 139,470,340 and 86,807,868 shares of its common stock issued and outstanding, respectively.

As of June 30, 2014 and December 31, 2013, the Company had 0 shares of its Class A common stock issued and outstanding.

As of June 30, 2014 and December 31, 2013, the Company had 134,724 and 0 shares of its series B preferred stock issued and outstanding, respectively.

As of June 30, 2014 and December 31, 2013, the Company had 75 and 0 shares of its series C preferred stock issued and outstanding, respectively.

Effective July 24, 2014, Article Eight of the Company’s Articles of Incorporation was amended to increase the authorized common stock from 150,000,000 shares to 200,000,000 shares.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20 - 1.00	6,680,002	1.67	$0.90	6,680,002	$0.90

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	5,805,002	$1.00
Issued	875,000	0.20
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013	6,680,002	$0.90
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2014	6,680,002	$0.90

NOTE 11 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2014 and 2013. At June 30, 2014, three customers accounted for 50% of the Company’s total revenue. At June 30, 2013, four customers accounted for 63% of the Company’s total revenue.

Customer	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
A	23%	21%
B	14%	15%
C	13%	14%
D	-	13%

For the six months ended June 30, 2014, the Company had two suppliers who accounted for approximately $22,276 of their purchases used for production or approximately 38% of total purchases for the six months then ended. For the six months June 30, 2013, the Company had one supplier who accounted for approximately $40,000 of their purchases used for production or approximately 81% of total purchases for the six months then ended.

 NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

From July 1, 2014 through the filing of this date, the Company has issued an additional 2,800,000 shares of common stock for consulting services.

Effective July 24, 2014, Article Eight of the Company’s Articles of Incorporation was amended to increase the authorized common stock from 150,000,000 shares to 200,000,000 shares.

Pursuant to the 8-K filed on August 14, 2014 on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2014, the Company reported that “on May 13, 2014 the Company completed the acquisition of a majority stake of Apple Rush Company, Inc., pursuant to a Memorandum of Understanding which the Company had disclosed on Form 8-K filed on March 10, 2014”. Due to the complicated and difficult nature of the due diligence and other requirements to complete the transaction, the parties to the agreements have agreed to postpone the closing of the transaction.  The Company believes the closing will occur on or about August 31, 2014. The Company believes that because the transaction was not completed, the requirement to consolidate any financial information of Apple Rush and to present historical audited financial statements of Apple Rush has not been met as of the date of this filing.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the six months ended June 30, 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to a large cup of coffee, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three and six months ended June 30, 2014 and 2013 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the six months ended June 30, 2014 and 2013

During the six months ended June 30, 2014, we incurred a net loss of $3,290,855.  During the six months ended June 30, 2013, we incurred a net loss of $783,789. The increase in 2014 is primarily attributable to stock based compensation of $1,751,184 as well as an increase of $627,678 in interest expense.

Comparison of the results of operations for the six months ended June 30, 2014 and 2013

Sales.  During the six months ended June 30, 2014, sales of our products amounted to $181,800, as compared to $55,278 in the corresponding 2013 period, an increase of $126,522 or 229%. The increase is primarily attributable to sales of new products to our Joint Venture partner, Hempwire and new distributor relationships. Hempwire continues to order new products, and we anticipate further growth through this partnership. Additionally, we are transitioning to a more direct sales model which involves our sales force having direct contact with retailers. We also anticipate online business increasing as a percent of LiveWire sales as we have released a new website.

Costs and Expenses

Cost of goods sold. For the six months ended June 30, 2014, cost of goods sold was $119,642 compared to $31,247 for the six months ended June 30, 2013 an increase of $88,395 or 283%. The increase in revenue had a direct effect on the cost of sales for the six month period ended June 30, 2014. In addition, we reclassified a portion of labor expense from General and Administration to cost of sales. This reclassification was done to better reflect the complete labor component of manufacturing our product, and we anticipate no further changes to the cost component going forward.

Gross profit. For the six months ended June 30, 2104, our gross profit was $62,158 (34% of revenue) compared to a gross profit of $24,031 (43% of revenue) for the six months ended June 30, 2013, an increase of $38,127 or 159%. The decrease in gross margin was due to the reclassification of labor costs as mentioned above. Total Gross Profit dollars increased as a result of higher sales.

General and Administrative. During the six months ended June 30, 2014, general and administrative expenses amounted to $2,289,012, as compared to $649,634 in the corresponding 2013 period, an increase of $1,639,378 or 252%. The increase in general and administrative expenses was due almost entirely to $1,751,184 of stock based compensation in 2014 compared to $60,000 in the corresponding period in 2013.

Selling Costs. During the six months ended June 30, 2014 and 2013, selling costs amounted to $52,858 or 29% of sales and $16,488 or 30% of sales respectively. The dollar increase in selling costs is attributable to sales expense as a percent of sales staying around 30% with higher sales volume.

Depreciation. During the six months ended June 30, 2014 and 2013, depreciation expense amounted to $2,268 and $3,797, respectively.

Other expense. During the six months ended June 30, 2014 and 2013, other expense totaled $216,563 and $0 respectively. The increase is primarily due to the write off of subscription receivable totaling $45,000, loss of settlement of debt totaling $24,000, and the issuance of common stock at a discount totaling $80,600.

Interest expense. During the six months ended June 30, 2014 interest expense increased to $639,756 from $12,078 during the same period in 2013, an increase of $627,678. The primary increase is due to the issuance of shares recorded as interest totaling $614,200 in the first quarter of 2014

Loss on settlement of debt. During the six months ended June 30, 2014 and 2013, loss on settlement of debt totaled $36,988 and $0 respectively. The increase relates to the Company settling debts by issuing shares of common and preferred stock as well as the forgiveness of approximately $45,000 in convertible debt.

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

For the six months ended June 30, 2014 and 2013, we recorded a gain of $0 in change in fair value of the derivative liability including initial non-cash interest as compared to $65,544 for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $115,768 during the six months ended June 30, 2014 as compared to $191,367 for the same period in the previous year.

Company Overview for the three months ended June 30, 2014 and 2013

During the three months ended June 30, 2014, we incurred a net loss of $473,591.  During the three months ended June 30, 2013, we incurred a net loss of $502,913. While revenues were up substantially in 2014, there were additional expenses including non-cash expenses that led to a greater loss in 2014

Comparison of the results of operations for the three months ended June 30, 2014 and 2013

Sales.  During the three months ended June 30, 2014, sales of our products amounted to $118,766, as compared to $37,490 in the corresponding 2013 period. The increase is primarily attributable to finalizing the education process with new distributors. The company signed several new distributors in the fourth quarter of 2013, but due to the amount of time required for new distributors to become fully educated on the product line, it can take up to 30 days before the company will start receiving purchase orders. The first quarter of 2014, the Company received purchase orders from several of the aforementioned distributors that are now offering LiveWire product in five new territories.

Costs and Expenses

Cost of goods sold. For the three months ended June 30, 2014, cost of goods sold was $101,193 compared to $22,950 for the three months ended June 30, 2013. The increase in revenue had a direct effect on the cost of sales for the three month period ended June 30, 2014.

Gross profit. For the three months ended June 30, 2104, our gross profit was $17,573 (15% of revenue) compared to a gross profit of $14,540 (39% of revenue) for the three months ended June 30, 2013. The increase in our gross profit relates to the streamlining of manufacturing and production as well as the Company’s concentration on bulk sales which requires less packaging and in turn increases gross profit.

General and Administrative. During the three months ended June 30, 2014, general and administrative expenses amounted to $213,632, as compared to $416,469 in the corresponding 2013 period. The decrease in general and administrative expenses was a result of the reclassification of some direct labor expenses into cost of sales.

Selling Costs. During the three months ended June 30, 2014 and 2013, selling costs amounted to $33,606 and $2,737, respectively. The increase in selling costs is attributed to developing packaging and sales materials for all sales channels as well as an increase in advertising and promotions to stimulate sales growth.

Depreciation. During the three months ended June 30, 2014 and 2013, depreciation expense amounted to $377 and $1,899, respectively.

Other expense. During the three months ended June 30, 2014 and 2013, other expense totaled $216,563 and $0 respectively. The increase is primarily due to the write off of subscription receivable totaling $45,000, loss of settlement of debt totaling $24,000, and the issuance of common stock at a discount totaling $80,600.

Interest expenses. During the three months ended June 30, 2014 and 2013, finance expenses were $16,546 and $7,178, respectively. The increase in financing expense is the result of additional borrowings during the quarter as described above.

Gain on settlement of debt. During the three months ended June 30, 2014 and 2013, gain on settlement of debt totaled $63,200 and $0 respectively. The increase is a result of debt that was settled in exchange for stock during the June 2014 quarter. This did not happen in the three month period ended June 30, 2013.
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

For the three months ended June 30, 2014 and 2013, we recorded a gain of $0 in change in fair value of the derivative liability including initial non-cash interest as compared to $22,777 for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $73,640 during the three months ended June 30, 2014 as compared to $111,947 for the same period in the previous year.

Going Concern

We have an accumulated deficit of $7,241,786 and our current liabilities exceeded our current assets by $265,558 as of June 30, 2014. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operations

For the remainder of fiscal 2014, we will focus on two business opportunities which we feel will maximize value to our shareholders. First, we plan to continue to increase the distribution of the LiveWire Caffeine Chew through the transition to a direct sales model from a distribution model. To support our direct sales effort, we plan to explore both traditional, electronic and on-site marketing as our resources allow. Second, we plan to expand our product offerings through our HempWire Joint Venture. We have been growing quickly, and have raised capital as necessary, however, our marketing plans are still limited by the amount of capital available to us.

We have seen increases in revenues in each of our last four quarters and have added new partnerships that should give us additional traction in key parts of the country.  We expect revenues to continue in a strong growth pattern as sales create excitement for our brand and inquiries increase on a daily basis.

We invite all interested parties to visit our new corporate website (www.livewireergogenics.com) to remain apprised of corporate updates.

Liquidity and Capital Resources

During the six months ended June 30, 2014, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2014.

Working Capital. As of June 30, 2014, we had a working capital deficit of $265,558 and cash of $6,705, while at December 31, 2013 we had a working capital deficit of $772,935 and cash of $8,342. The decrease in our working capital deficit is primarily attributable to the decrease in convertible debentures.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(588,007)	$(269,178)
Net cash used in investing activities	$(28,430)	$-
Net cash provided by financing activities	$614,800	$267,068

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the unaudited condensed consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities.  Net cash provided by investing activities relates to the purchase of equipment, as well as payments towards security deposits.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed six months ended June 30, 2014, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2014. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal control over financial reporting during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LIVEWIRE ERGOGENICS, INC.

August 19, 2014	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer