Form 10-Q
period 2014-09-30
LIVEWIRE ERGOGENICS INC.
filed 2014-11-14
CIK 1421289

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock of the issuer outstanding as of November 10, 2014 was 154,508,559.

LiveWire Ergogenics, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,086	$8,342
Accounts receivable, net	47,536	-
Inventory, net	131,089	46,234
Prepaid and other current assets	226,526	930
Total current assets	414,237	55,506

Property and equipment, net	8,944	7,456
Costs incurred in connection with Apple Rush transaction	64,549	-
Security deposits	23,430	-

Total assets	$511,160	$62,962

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$79,178	$104,145
Accounts payable - related party	-	236,341
Deferred revenue	89,342	-
Due to other	200	-
Notes payable	230,500	165,096
Notes payable - related party	196,341	-
Convertible debentures, net	198,173	322,859
Total liabilities	793,734	828,441

COMMITMENT AND CONTINGENCIES (SEE NOTE 8)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized Series B convertible preferred stock, $0.0001 par value, 150,000 shares designated, 32,820 and 134,724 shares issued and outstanding at September 30, 2014 and December 31, 2013 respectively, liquidation preference is $1 per share	3	13
Series C convertible preferred stock, $0.0001 par value, 75 shares designated, 75 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively, liquidation preference is $200 per share	-	-
Common stock, $0.0001 par value, 200,000,000 and 100,000,000 shares authorized, respectively, 148,758,559 and 86,807,868 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	14,876	8,681
Class A convertible common stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Subscription receivable	-	(45,000)
Additional paid-in-capital	7,280,787	3,221,758
Accumulated deficit	(7,578,240)	(3,950,931)
Total stockholders' deficit	(282,574)	(765,479)

Total liabilities and stockholders' deficit	$511,160	$62,962

 The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the three months ended
	September 30,		September 30,
	2014	2013	2014	2013

Income:
Sales	$22,087	$57,431	$203,887	$112,709
Cost of goods sold	6,031	37,397	125,673	68,644
Gross Profit	16,056	20,034	78,214	44,065

Operating Expenses:
Selling costs	(122)	31,707	52,736	48,195
General and administrative costs	282,050	81,995	2,571,062	731,629
Depreciation	1,245	1,641	3,513	5,438
Total Operating Expenses	283,173	115,343	2,627,311	785,262

Loss from operations	(267,117)	(95,309)	(2,549,097)	(741,197)

Other Expenses (Income):
Other expense (income)	(44,523)	-	172,040	-
Gain on change in fair value of derivative liability	-	-	-	(65,544)
Loss on settlement of debt	45,493	-	82,281	-
Amortization of beneficial conversion feature	63,446	78,649	179,214	270,016
Interest expense	4,921	18,624	644,677	30,702
Total other expenses	69,337	97,273	1,078,212	235,174

Net Loss Before Provision for Income Taxes	$(336,454)	$(192,582)	$(3,627,309)	$(976,371)

Income Tax	-	-	-	-

Net Loss	$(336,454)	$(192,582)	$(3,627,309)	$(976,371)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares
outstanding - basic and diluted	142,431,535	77,535,234	125,788,803	72,056,955

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(3,627,309)	$(976,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,513	5,438
Net loss on settlement of debt	82,281	-
Change in fair value of derivative liability	-	(65,544)
Amortization of beneficial conversion feature	179,214	270,016
Amortization of prepaid consulting fees	230,351	-
Common stock issued for services	140,000	184,320
Common stock issued for interest expense	614,200	-
Stock based compensation	1,751,184	-
Write off of subscription receivable	45,000	-
Bad debt provision	42,069	4,515
Discount on issuance of common stock	80,600	-
Change in operating assets and liabilities:
Accounts receivable, net	(89,605)	(15,113)
Due to others	200	-
Inventory, net	(84,855)	(1,325)
Prepaid and other current assets	(91,387)	-
Accounts payable and accrued expenses	(9,874)	14,608
Accounts payable - related party	(30,000)	251,000
Deferred revenue	89,342	-
Net cash used in operating activities	(675,076)	(328,456)

Cash Flows From Investing Activities
Purchase of equipment	(5,001)	-
Costs incurred in connection with Apple Rush transaction	(64,549)
Payments towards security deposits	(23,430)	-
Net cash used in investing activities	(92,980)	-

Cash Flows From Financing Activities
Proceeds from notes payable	160,000	79,000
Repayment of note payable	(20,500)	(6,000)
Proceeds from convertible notes payable	215,000	332,000
Repayment of convertible note payable	-	(40,000)
Advance from stockholders	-	47,746
Repayment of advances from stockholders	-	(10,297)
Repayment of shareholder loans	-	(52,000)
Repayment of notes payable - related party	(10,000)	-
Proceeds from issuance of common stock	424,300	-
Net cash provided by financing activities	768,800	350,449

Net Increase in Cash	744	21,993

Cash at Beginning of Period	8,342	2,110

Cash at End of Period	$9,086	$24,103

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$215,000	$305,512
Conversion of accounts payable - related party to convertible notes payable	$-	$90,045
Common stock issued for payment of notes payable	$50,000	$80,980
Common stock issued for payment of convertible notes payable	$250,300	$-
Conversion of interest to note payable	$6,760	$7,500
Conversion of note payable to Class A common stock	$20,596	$-
Conversion of Class A common stock to common stock	$100	$-
Accounts payable and accrued expenses settled by issuance of common stock	$15,093	$-
Conversion of accounts payable - related party to notes payable - related party	$206,341	$-
Common stock issued for prepaid consulting services	$364,560	$-
Conversion of Series B preferred stock to common stock	$10	$-
Capital contribution related to accrued expenses	$-	$460,667
Reclassification of derivative liabilities to additional paid-in capital on conversion of debt	$-	$216,911

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with LVWR’s financial statements and notes thereto for the years ended December 31, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 14, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine month period ended September 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying unaudited condensed consolidated statements of operations. Advertising and marketing expense for the nine months ended September 30, 2014 and 2013 was approximately $52,736 and $48,195, respectively and for the three months ended September 30, 2014 and 2013 was approximately ($122) and $31,707, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $28,098, respectively.

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

Cash and Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at September 30, 2014 and December 31, 2013.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Inventory is shown on the balance sheet net of a reserve, which represents older packaging that may still be used as samples. The Company does not anticipate taking additional inventory reserves in the future.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2014, with the exception of its convertible notes payable. The carrying amounts of these liabilities at September 30, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

Deferred revenue is comprised of advances from customers, which will be applied toward future invoices within one year.  As of September 30, 2014 and December 31, 2013, the balance was $89,342 and $0, respectively.

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $25,425 and $5,800 for the nine months ended September 30, 2014 and 2013, respectively, and approximately $6,979 and $0 for the three months ended September 30, 2014 and 2013, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2014 and 2013 have been excluded from the per share computations:

	For the Nine Months Ended
	September 30,
	2014	2013
Convertible Notes Payable	2,810,234	7,314,907
Warrants	6,680,002	6,305,002
Series B Preferred Stock	32,820	-
Series C Preferred Stock	600,000	-

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2014, include the accounts of the Company and its wholly-owned subsidiary LiveWire MC2, LLC (“LVWR”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $3,627,309 for the nine months ended September 30, 2014, and has an accumulated deficit of $7,578,240 as of September 30, 2014.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2014	2013
	(Unaudited)
Equipment	$27,780	$26,338
Accumulated depreciation	(18,836)	(18,882)
Total	$8,944	$7,456

Property and equipment is stated at cost less accumulated depreciation and depreciated using straight line methods over the estimated useful lives of the related assets ranging from three to five years.  Maintenance and repairs are expensed currently. The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Depreciation expense amounted to $3,513 and $5,438 for the nine months ended September 30, 2014 and 2013, respectively and $1,245 and $1,641 for the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company purchased equipment for cash totaling $5,000.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	September 30,	December 31,
	2014	2013
	(Unaudited)
Finished goods	$—	$423
Packaging materials and production supplies	148,988	66,445
	148,988	66,868
Reserve on inventory	(17,899)	(20,634)
	$131,089	$46,234

NOTE 6 – COSTS INCURRED IN CONNECTION WITH APPLE RUSH TRANSACTION

Pursuant to the 8-K filed on August 14, 2014 on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2014, the Company reported that “on May 13, 2014 the Company completed the acquisition of a majority stake of Apple Rush Company, Inc., pursuant to a Memorandum of Understanding which the Company had disclosed on Form 8-K filed on March 10, 2014”. Due to the complicated and difficult nature of the due diligence and other requirements to complete the transaction, the parties to the agreements have agreed to postpone the closing of the transaction. The Company believes the closing will occur on or about November 30, 2014. The Company believes that because the transaction was not completed, the requirement to consolidate any financial information of Apple Rush and to present historical audited financial statements of Apple Rush has not been met as of the date of this filing.

As of September 30, 2014, the Company has incurred costs totaling $64,549 related to the Apple Rush transaction.

NOTE 7 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

Included in accounts payable – related parties as of September 30, 2014 and December 31, 2013, $0 and $70,045, respectively, related to legal fees payable to a related party Richard Weed and Weed & Co. During the nine months ended September 30, 2014 the Company issued 1,500,000 shares of its common stock for conversion of $24,300 and the balance of $45,745 was forgiven by the note holder.

Also included in accounts payable – related parties as of September 30, 2014 and December 31, 2013, $0 and $236,341, respectively, payable to an entity owned by the controlling shareholders of the Company. The decrease in accounts payable – related party is due to a reclassification of accounts payable to a note payable related party for the amount of $206,341. The related entity provides marketing and product development costs and general and administrative expenses to the Company. During the nine months ended September 30, 2014, the Company repaid $40,000 in cash.

As of September 30, 2014 and December 31, 2013 the Company, CEO and President advanced $0 and $43,596, respectively. During the nine months ended September 30, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt during the nine months ended September 30, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – NOTES PAYABLE

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

During the nine months ended September 30, 2014, the Company repaid $5,000 in cash and 2,000,000 shares of common stock valued at $74,000 to satisfy $50,000 of notes payable. The remaining $24,000 was recorded as loss on settlement of debt.

As of September 30, 2014 and December 31, 2013 the Company, CEO and President advanced $0 and $43,596, respectively. During the nine months ended September 30, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt during the nine months ended September 30, 2014.

As of June 30, 2014, the Company wrote-off a note payable in the amount of $3,500. There was no interest related to the note.

On June 24, 2014, the Company repaid $10,000 in cash to satisfy $10,000 of notes payable. There was no interest related to the note.

On August 13, 2014, the Company issued a promissory note for $10,000 to a third party for cash, which is due on August 13, 2015. Annual compounded interest accrues at a rate of 6%, per annum.

As of September 30, 2014, the remaining balance for notes payable totaled $230,500.

As of September 30, 2014 and December 31, 2013, the Company had accrued interest of $37,865 and $32,562 respectively, related to notes payable, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

At September 30, 2014 and December 31, 2013 convertible debentures consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Convertible notes payable	$323,500	$404,545
Unamortized debt discount	(125,327)	(81,686)
Total	$198,173	$322,859

Notes issued on January 8, 2013:

On January 8, 2013 the Company entered three agreements with third party non-affiliates to 6% interest bearing convertible debentures totaling $50,000 due on July 31, 2013, with the conversion features commencing immediately. The loans are convertible at 40% of the lowest closing price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $43,185 discount on debt, related to the beneficial conversion features of the notes to be amortized over the lives of the notes or until the notes are converted or repaid. During the year ended December 31, 2013 one of the agreements was repaid in full for $15,000, a second agreement valued at $20,000 was assigned to another debt holder and in October 2013 the remaining note was restructured. During the nine months ended September 30, 2014, the Company converted the remaining balance of $15,000 to 925,926 shares of common stock.

Note issued on January 23, 2013:

On January 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,258 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has not been converted. In October 2013 this note was restructured. During the nine months ended September 30, 2014, the Company converted the remaining balance of $25,000 to 1,543,210 shares of common stock.

Note issued on February 1, 2013:

On February 1, 2013, the Company entered into an agreement with a related party for conversion of accounts payable to a 6% interest bearing convertible debentures for $90,045 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $75,824 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2013 this note has been partially converted into 2,604,167 shares of common stock valued at $20,000. In October 2013 this note was restructured. During the nine months ended September 30, 2014, the Company converted $24,300 to 1,500,000 shares of common stock and the balance of $45,745 was forgiven by the note holder and was recorded as a gain on settlement of debt the nine months ended September 30, 2014.

Note issued on April 29, 2013:

On April 29, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $5,000 due on April 29, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the nine months ended September 30, 2014 the Company converted the balance of $5,000 to 46,296 shares of common stock. In addition, the Company issued 153,704 shares of common stock valued at $16,600 which was recorded as interest expense.

During the nine months ended September 30, 2014 the Company fully amortized and wrote off a total debt discount of $333 of which $95 was recorded to current operation as amortization of beneficial conversion feature.

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2014 this note has not been converted.

During the nine months ended September 30, 2014, the Company amortized a total debt discount of $4,154 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $0 remained.

Note issued on May 23, 2013:

On May 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 22, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $5,200 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the nine months ended September 30, 2014 the Company converted the balance of $12,000 to 111,111 shares of common stock. In addition, the Company issued 288,889 shares of common stock valued at $31,200 which was recorded as interest expense

During the nine months ended September 30, 2014, the Company fully amortized and wrote off a total debt discount of $5,200 of which $2,029 was recorded to current period operations as amortization of beneficial conversion feature.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2014 this note has not been converted.

During the nine months ended September 30, 2014, the Company amortized a total debt discount of $1,307 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $3,197 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2014 this note has not been converted.

During the nine months ended September 30, 2014, the Company amortized a total debt discount of $898 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $2,440 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2014 this note has not been converted.

During the nine months ended September 30, 2014, the Company amortized a total debt discount of $898 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $2,440 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 29, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $2,687 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2014 this note has not been converted.

During the nine months ended September 30, 2014, the Company amortized a total debt discount of $661 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $1,871 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on July 27, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the nine months ended September 30, 2014, the Company converted the principal balance and accrued interest into 1,304,126 shares of common stock.

During the nine months ended September 30, 2014, the Company amortized and wrote off a total debt discount of $40,830 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $0 remained.

Note issued on December 17, 2013:

On December 17, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $37,500 due on September 7, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $37,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the nine months ended September 30, 2014, the Company converted the principal balance and accrued interest into 1,245,917 shares of common stock.

During the nine months ended September 30, 2014, the Company amortized and wrote off a total debt discount of $34,722 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $0 remained.

Note issued on February 19, 2014:

On February 19, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $78,500 due on November 16, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $78,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the nine months ended September 30, 2014, the Company converted the principal balance of $78,500 and accrued interest of $3,140 into 4,975,264 shares of common stock.

During the nine months ended September 30, 2014, the Company amortized and wrote off a total debt discount of $78,500 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $0 remained.

Note issued on July 21, 2014:

On July 21, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on April 24, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2014 this note has not been converted.

During the nine months ended September 30, 2014, the Company amortized a total debt discount of $13,585 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $39,415 remained.

Note issued on September 5, 2014:

On September 5, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $83,500 due on June 9, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $83,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2014 this note has not been converted.

During the nine months ended September 30, 2014, the Company amortized a total debt discount of $7,536 to current period operations as amortization of beneficial conversion feature. As of September 30, 2014, a net discount of $75,964 remained.

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

On April 22, 2014, the Company entered in to a four month consulting agreement and issued 2,000,000 shares valued at $140,000 pursuant to the agreement. The Company recorded these shares as prepaid expenses and has expensed the total $140,000 through September 30, 2014. The Company recognized a related expense of $41,400 to reflect the discount.

On May 1, 2014, the Company issued 519,751 shares of common stock valued at $0.048 per share totaling $25,000 for partial conversion of a $53,000 convertible note.

On May 8, 2014, the Company issued 784,375 shares of common stock valued at $0.0384 per share totaling $28,000 in principal and $2,120 in accrued interest for the remaining conversion of a $53,000 convertible note.

On June 17, 2014, the Company entered in to a one year consulting agreement and issued 2,000,000 shares valued at $112,800 pursuant to the agreement. The Company recorded these shares as prepaid expenses and has expensed $32,758 of the total $112,800 through September 30, 2014.

On June 17, 2014, the Company entered in to a one year consulting agreement and issued 1,200,000 shares valued at $67,680 pursuant to the fair market value of the shares issued on the day of the agreement. The Company recorded these shares as prepaid expenses and has expensed $19,655 of the total $67,680 through September 30, 2014.

On June 18, 2014, the Company entered in to a four month consulting agreement and issued 800,000 shares valued at $44,080 pursuant to the agreement. The Company recorded these shares as prepaid expenses and has expensed $37,938 of the total $44,080 through September 30, 2014.

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

On August 20, 2014, the Company issued 790,514 shares of common stock valued at $0.0253 per share totaling $20,000 in principal for partial conversion of a convertible note.

On August 25, 2014, the Company issued 738,916 shares of common stock valued at $0.0203 per share totaling $15,000 in principal for partial conversion of a convertible note.

On August 27, 2014, the Company issued 914,634 shares of common stock valued at $0.0164 per share totaling $15,000 in principal for partial conversion of a convertible note.

On August 27, 2014, the Company issued 3,112,955 shares of common stock for a conversion of 101,904 shares of Series B preferred stock.

On September 5, 2014, the Company issued 2,531,200 shares of common stock valued at $0.0125 per share totaling $28,500 in principal and $3,140 in interest for the remaining conversion of a $78,500 convertible note.

Subscription Receivable

The Company issued 216,000 (180,000 shares pre stock split of 1 share for every five shares held) shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was received and the balance at December 31, 2012 is $45,000. These shares were never issued and the receivable was written off to other expenses during the nine months ended September 30, 2014.

Series B Convertible Preferred Stock

Designation and Rank

On October 17, 2013, the Company created its new Series B preferred class of stock. The series of Preferred Stock shall be designated the “Series B Preferred Stock” and shall consist of 150,000 shares. The Series B Preferred Stock shall be senior to the common stock and all other shares of Preferred Stock that may be later authorized. Each share of Series B Preferred Stock shall have a Stated Value of $1.00 per share.

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

Conversion

After March 31, 2014, each outstanding share of Series B Preferred Stock may be converted, at the option of the owner, into common stock using a conversion formula that delivers common stock worth $1.25 for every $1.00 of Series B converted. The owner shall provide a written Notice of Conversion that specifies the amount of Series B Preferred Stock to be converted into common stock and the lowest closing bid price of the Corporation’s common stock during the preceding 10 trading days.

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

On August 27, 2014, three unrelated parties converted a total of 101,904 shares of Series B preferred stock into 3,112,955 of common stock at the conversion rate of $0.03288.

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

As of September 30, 2014 and December 31, 2013, the Company had 148,758,559 and 86,807,868 shares of its common stock issued and outstanding, respectively.

As of September 30, 2014 and December 31, 2013, the Company had 0 shares of its Class A common stock issued and outstanding.

As of September 30, 2014 and December 31, 2013, the Company had 32,820 and 134,724 shares of its series B preferred stock issued and outstanding, respectively.

As of September 30, 2014 and December 31, 2013, the Company had 75 and 0 shares of its series C preferred stock issued and outstanding, respectively.

Effective July 24, 2014, Article Eight of the Company’s Articles of Incorporation was amended to increase the authorized common stock from 150,000,000 shares to 200,000,000 shares.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20 - 1.00	6,680,002	1.42	$0.90	6,680,002	$0.90

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	5,805,002	$1.00
Issued	875,000	0.20
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013	6,680,002	$0.90
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2014	6,680,002	$0.90

NOTE 12 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2014 and 2013. At September 30, 2014, three customers accounted for 46% of the Company’s total revenue. At September 30, 2013, three customers accounted for 52% of the Company’s total revenue.

Customer	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
A	22%	-
B	13%	-
C	11%	-
D	-	30%
E	-	11%
F	-	11%

For the nine months ended September 30, 2014, the Company had two suppliers who accounted for approximately $150,175 of their purchases used for production or approximately 84% of total purchases for the nine months then ended. For the nine months September 30, 2013, the Company did not have any suppliers who accounted for a large portion of their purchases used for production.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

On September 1, 2014, the Company entered a consulting agreement whereby the Consultant is to be issued 750,000 shares of common stock, which will be valued at the date of execution of the agreement $18,375 over a three month term. The services did not begin until October 14, 2014. The Company will be expensing the value of the common stock beginning October 14, 2014 for three months.

On October 1, 2014, the Company entered a consulting agreement whereby the Consultant is to be issued 2,000,000 shares of common stock, which will be valued at the date of execution of the agreement $46,000, and a monthly fee of $7,500 over a three year term. The services did not begin until October 14, 2014. The Company will be expensing the value of the common stock beginning October 14, 2014 for three years.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the nine months ended September 30, 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products.  Our product delivers a blend of ingredients that provides an energy boost similar to a large cup of coffee, but is about the size of a Starburst candy.  The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three and nine months ended September 30, 2014 and 2013 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the nine months ended September 30, 2014 and 2013

During the nine months ended September 30, 2014, we incurred a net loss of $3,627,309.  During the nine months ended September 30, 2013, we incurred a net loss of $976,371. The increase in 2014 is primarily attributable to stock based compensation of $1,751,184 as well as an increase of $613,975 in interest expense.

Comparison of the results of operations for the nine months ended September 30, 2014 and 2013

Sales.  During the nine months ended September 30, 2014, sales of our products amounted to $203,887, as compared to $112,709 in the corresponding 2013 period, an increase of $91,178 or 81%. The increase is primarily attributable to sales of new products to our Joint Venture partner, Hempwire and new distributor relationships. Hempwire continues to order new products, and we anticipate further growth through this partnership. Additionally, we are transitioning to a more direct sales model which involves our sales force having direct contact with retailers. We also anticipate online business increasing as a percent of LiveWire sales as we have released a new website.

Costs and Expenses

Cost of goods sold. For the nine months ended September 30, 2014, cost of goods sold was $125,673 compared to $68,644 for the nine months ended September 30, 2013 an increase of $57,029 or 83%. The increase in revenue had a direct effect on the cost of sales for the nine month period ended September 30, 2014. In addition, we reclassified a portion of labor expense from General and Administration to cost of sales. This reclassification was done to better reflect the complete labor component of manufacturing our product, and we anticipate no further changes to the cost component going forward.

Gross profit. For the nine months ended June 30, 2104, our gross profit was $78,214 (38% of revenue) compared to a gross profit of $44,065 (39% of revenue) for the nine months ended September 30, 2013, an increase of $34,149 or 77%. The decrease in gross margin was due to the reclassification of labor costs as mentioned above. Total Gross Profit dollars increased as a result of higher sales.

General and Administrative. During the nine months ended September 30, 2014, general and administrative expenses amounted to $2,571,062, as compared to $731,629 in the corresponding 2013 period, an increase of $1,839,433 or 251%. The increase in general and administrative expenses was due almost entirely to $1,751,184 of stock based compensation in 2014 compared to $0 in the corresponding period in 2013.

Selling Costs. During the nine months ended September 30, 2014 and 2013, selling costs amounted to $52,736 or 26% of sales and $48,195 or 43% of sales respectively. The dollar increase in selling costs is attributable to efficiencies gained through higher sales volume.

Depreciation. During the nine months ended September 30, 2014 and 2013, depreciation expense amounted to $3,513 and $5,438, respectively.

Other expense. During the nine months ended September 30, 2014 and 2013, other expense totaled $172,040 and $0 respectively. The increase is primarily due to the write off of subscription receivable totaling $45,000, loss of settlement of debt totaling $24,000, and the issuance of common stock at a discount totaling $80,600.

Interest expense. During the nine months ended September 30, 2014 interest expense increased to $644,677 from $30,702 during the same period in 2013, an increase of $613,975. The primary reason for the increase is due to the issuance of shares recorded as interest totaling $614,200 in the first quarter of 2014.

Loss on settlement of debt. During the nine months ended September 30, 2014 and 2013, loss on settlement of debt totaled $82,281 and $0 respectively. The increase relates to the Company settling debts by issuing shares of common and preferred stock as well as the forgiveness of approximately $45,000 in convertible debt.

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

For the nine months ended September 30, 2014 and 2013, we recorded a gain of $0 in change in fair value of the derivative liability including initial non-cash interest as compared to $65,544 for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $179,214 during the nine months ended September 30, 2014 as compared to $270,016 for the same period in the previous year.

Company Overview for the three months ended September 30, 2014 and 2013

During the three months ended September 30, 2014, we incurred a net loss of $336,454.  During the three months ended September 30, 2013, we incurred a net loss of $192,582. While revenues were up substantially in 2014, there were additional expenses including non-cash expenses that led to a greater loss in 2014.

Comparison of the results of operations for the three months ended September 30, 2014 and 2013

Sales.  During the three months ended September 30, 2014, sales of our products amounted to $22,087, as compared to $57,431 in the corresponding 2013 period. The decrease is primarily attributable the addition of new distributors and the customary lead time that it takes for new distributors to place orders along with a new policy that requires that new orders require a 50% down payment.

Costs and Expenses

Cost of goods sold. For the three months ended September 30, 2014, cost of goods sold was $6,031 compared to $37,397 for the three months ended September 30, 2013. The decrease in revenue had a direct effect on the cost of sales for the three month period ended September 30, 2014.

Gross profit. For the three months ended June 30, 2104, our gross profit was $16,056 (73% of revenue) compared to a gross profit of $20,034 (35% of revenue) for the three months ended September 30, 2013. The increase in our gross profit relates to the streamlining of manufacturing and production as well as the Company’s concentration on bulk sales which requires less packaging and in turn increases gross profit.

General and Administrative. During the three months ended September 30, 2014, general and administrative expenses amounted to $282,050, as compared to $81,995 in the corresponding 2013 period. The increase in general and administrative expenses was primarily a result of an increase of $145,000 in consulting fees and $19,221 in professional fees due to the hiring of CFO consultants and additional expenses associated with contemplated acquisitions and strategic initiatives. Additionally there was an increase of $16,132 in employee wages, for the three months ended September 30, 2014 compared to the corresponding 2013 period, as we added three new employees in production and order fulfillment.

Selling Costs. During the three months ended September 30, 2014 and 2013, selling costs amounted to ($122) and $31,707, respectively. The decrease in selling costs is primarily attributable to a reduction in the costs associated with developing packaging and sales materials and advertising and sales promotions.

Depreciation. During the three months ended September 30, 2014 and 2013, depreciation expense amounted to $1,245 and $1,641, respectively.

Other expense. During the three months ended September 30, 2014 and 2013, other income totaled $44,523 and $0 respectively. The increase is primarily due to reclassifications of prior period amounts that occurred based on information that arose in this quarter.

Interest expenses. During the three months ended September 30, 2014 and 2013, finance expenses were $4,921 and $18,624, respectively. The decrease in financing was due to a reclassification from the prior period based on information that arose in this quarter.

Loss on settlement of debt. During the three months ended September 30, 2014 and 2013, loss on settlement of debt totaled $45,493 and $0 respectively. The increase relates to the Company settling debts by issuing shares of common and preferred stock.

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

For the three months ended September 30, 2014 and 2013, we recorded a gain of $0 in change in fair value of the derivative liability including initial non-cash interest as compared to $0 for the same period in the previous year. Also, the Company amortized beneficial conversion feature expense on convertible notes of $63,446 during the three months ended September 30, 2014 as compared to $78,649 for the same period in the previous year.

Going Concern

We have an accumulated deficit of $7,578,240 and our current liabilities exceeded our current assets by $379,497 as of September 30, 2014. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2014.

Working Capital. As of September 30, 2014, we had a working capital deficit of $379,497 and cash of $9,086, while at December 31, 2013 we had a working capital deficit of $772,935 and cash of $8,342. The decrease in our working capital deficit is primarily attributable to the decrease in convertible debentures and increase in current assets.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September, 30
	2014	2013
Net cash used in operating activities	$(675,076)	$(328,456)
Net cash used in investing activities	$(92,980)	$-
Net cash provided by financing activities	$768,800	$350,499

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the most recently completed nine months ended September 30, 2014, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2014. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal control over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LIVEWIRE ERGOGENICS, INC.

November 14, 2014	By:	/s/ Bill Hodson
Bill Hodson
Chief Executive Officer, Treasurer, Principal Accounting Officer

