Form 10-K
period 2014-12-31
LIVEWIRE ERGOGENICS INC.
filed 2015-05-08
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2014, were $238,957

As of June 30, 2014, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $5,544,000 based upon the closing bid price of $0.0489 per share.  Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At April 29, 2015, there were 204,727,594 shares of $0.0001 par value common stock issued and outstanding.

1

Item 1 – BUSINESS

History

The Company was formed in Nevada on October 9, 2007 under the name Semper Flowers, Inc.  On May 15, 2009, the Company changed its name to SF Blu Vu, Inc.  On September 20, 2011, the Company changed its name to LIVEWIRE ERGOGENICS INC.

Under the Purchase Agreement dated June 30, 2011 (the “Purchase Agreement”) with LIVEWIRE MC2, LLC, a California limited liability company, (“LiveWire MC2”) and the selling members of LiveWire MC2 (“Selling Members”), the Company issued 36,000,000 shares of common stock to the Selling Members in exchange for 100% of LiveWire MC2.  As such, LiveWire MC2 became a wholly owned subsidiary of the Company.

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

FAILURE TO MANAGE THE GROWTH COULD REDUCE REVENUES OR NET INCOME.

Rapid expansion strains infrastructure, management, internal controls and financial systems. The Company may not be able to effectively manage the growth or expansion. To support growth, the Company plans to hire new employees. This growth may also strain the Company’s ability to integrate and properly train these new employees. Inadequate integration and training of employees may result in under utilization of the workforce and may reduce revenues or net income.

THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR PRODUCTS SUITABLE FOR THE COMPANY’S PLANNED EXPANSION; IF THIS HAPPENS, THE COMPANY MAY BE UNABLE TO INTEGRATE THEM INTO THE EXISTING BUSINESS, AND/OR MAY IMPAIR OUR FINANCIAL PERFORMANCE.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT CONTAINS AN EXPLANATORY PARAGRAPH WHICH HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING

In their report, our independent registered public accounting firm stated that our consolidated financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our recurring net losses, deficits in cash flows from operations and stockholders’ deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

NOTE: In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management.

Item 1B – UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

Item 2 – PROPERTIES

The Company leases space at the following location:

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

This facility allows us to expand operations and add personnel as necessary in the future.  Further, on an as needed basis, additional sales and business development efforts are performed by independent consultants located throughout the country.

Item 3 – Legal Proceedings

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us or, to our knowledge, are any such proceedings contemplated.

Item 4 – Mine Safety Disclosures

Not applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has the trading symbol LVVV.

	High	Low
FISCAL YEAR ENDED December 31, 2014
Fourth Quarter	$0.02	$0.01
Third Quarter	$0.06	$0.01
Second Quarter	$0.12	$0.04
First Quarter	$0.15	$0.03

FISCAL YEAR ENDED December 31, 2013

Fourth Quarter	$0.05	$0.02
Third Quarter	$0.04	$0.01
Second Quarter	$0.07	$0.02
First Quarter	$0.20	$0.06

Holders

We had more than 300 stockholders of record of our common stock as of April 29, 2015, including shares held in street name.

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

Securities Authorized For Issuance under Equity Compensation Plans

On May 1, 2013, the Board of Directors of the Company adopted and approved the 2013 Stock Incentive Plan (“2013 Plan”) whereby it reserved for issuance up to 7,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the 2013 Plan. Incentive stock options may be granted only to employees of the Company. Options in the form of Non-Statutory Stock Options (“NSO”) may be granted under the 2013 Plan. Restricted Stock may also be granted under the 2013 Plan. On May 3, 2013, the Company filed Form S-8 with the SEC to register those 7,500,000 shares of common stock. On May 24, 2014, the Company filed Form S-8 with the SEC to register an additional 10,000,000 shares of common stock under the 2013 Plan. On May 24, 2014, the Company filed Form S-8 with the SEC to register an additional 10,000,000 shares of common stock under the 2013 Plan. On April 10, 2015, the Company filed Form S-8 with the SEC to register an additional 135,000,000 shares of common stock under the 2013 Plan.

Item 6 – Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our consolidated financial statements. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2014, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at December 31, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

Results of Operations

Company Overview for the year ended December 31, 2014 and 2013

During the year ended December 31, 2014 and 2013, we incurred net losses of $4,183,518 and $1,265,936, respectively.

Comparison of the results of operations for the year ended December 31, 2014 and 2013

Sales. During the years ended December 31, 2014 and 2013, sales of our products amounted to $238,957 and $146,169, respectively. Our sales increased by $92,788 or 63% due to larger initial orders from first time customers.

Cost of goods sold. For the fiscal year ended December 31, 2014, cost of goods sold was $240,618 compared to $93,592 for the fiscal year ended December 31, 2013. Our increase of $147,026 or 157% in cost of goods is a result of increase in orders and a larger supply of raw materials and inventory write-down of $78,541 during 2014.

Gross (loss) profit. For the fiscal year ended December 31, 2014, our gross loss was $1,661 (.7% of revenue) compared to gross profit of $52,577 (36% of revenue) for the fiscal year ended December 31, 2013. The decrease in gross profit dollar amount and in gross profit percentage in 2014 from 2013, is a result of increased cost of goods sold in 2014 due to inventory write-down of $78,541.

Costs and Expenses

General and Administrative. During the year ended December 31, 2014, general and administrative expenses amounted to $2,827,508, as compared to $869,131 in the year ended December 31, 2013, an increase of $1,958,377 or 225%. The increase in general and administrative expenses was almost entirely due to $1,751,184 of stock based compensation in 2014 compared to $0 in the corresponding period in 2013.

Selling Costs. During the years ended December 31, 2014 and 2013, selling costs amounted to $55,764 or 23% of sales and $64,678 or 44% of sales, respectively. The dollar decrease in selling costs is attributable to efficiencies gained through higher sales volume.

Depreciation. During the years ended December 31, 2014 and 2013, depreciation expense amounted to $4,658 and $7,079, respectively.

Other expense. During the years ended December 31, 2014 and 2013, other expense totaled $298,786 and $0 respectively. The increase is primarily due to the write off of subscription receivable totaling $45,000, loss of settlement of debt totaling $24,000, the issuance of common stock at a discount totaling $80,600 and the issuance of common stock for the purchase of Apple Rush trademarks totaling $84,000.

Interest expense. During the year ended December 31, 2014 interest expense increased to $653,916 from $59,196 during the year ended December 31, 2013, an increase of $594,720. The primary reason for the increase is due to the issuance of shares recorded as interest totaling $614,200 in the first quarter of 2014.

Loss on settlement of debt. During the year ended December 31, 2014 loss on settlement of debt totaled $54,376 compared to $13,746 gain on settlement of debt for the year ended December 31, 2013. The increase relates to the Company settling debts by issuing shares of common and preferred stock as well as the forgiveness of approximately $45,000 in convertible debt.

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

For the year ended December 31, 2014, we recorded a loss of $61,030 in change in fair value of the derivative liability including initial non-cash interest as compared to a gain $65,544 for the year ended December 31, 2013. Also, the Company amortized beneficial conversion feature expense on convertible notes of $225,819 during the year ended December 31, 2014 as compared to $397,719 in 2013.

Going Concern

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $8,134,449 and our current liabilities exceeded our current assets by $715,162 as of December 31, 2014. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

Liquidity and Capital Resources

During the year ended December 31, 2014, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments.

Working Capital.  As of December 31, 2014, we had a working capital deficit of $715,162 and cash of $1,448, while at December 31, 2013 we had a working capital deficit of $772,935 and cash of $8,342. The decrease in our working capital deficit is primarily attributable to an increase in current assets, with a minimal increase in current liabilities in the current year versus the prior year. We do not expect our working capital deficit to decrease in the near future.

Cash Flow.  Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013

Net cash used in operating activities	$(757,463)	$(500,167)
Net cash used in investing activities	$(28,431)	$-
Net cash provided by financing activities	$779,000	$506,399

Net Cash Used in Operating Activities.  The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities.  Net cash used in investing activities for the year ended December 31, 2014 was related to purchases of equipment and payments for security deposits. There were no capital expenditures for the year ended December 31, 2013.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities relates primarily to cash received from sales of our common stock and issuance of our notes payable as well as capital contributions and advances from shareholders.

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

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

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

Item 8 – Financial Statements and Supplementary Data

See pages F-1 through F-20 following:

LIVEWIRE ERGOGENICS, INC.

DECEMBER 31, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

LiveWire Ergogenics, Inc.

We have audited the accompanying consolidated balance sheets of LiveWire Ergogenics, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LiveWire Ergogenics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

May 8, 2015

New York, New York

LiveWire Ergogenics, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,448	$8,342
Accounts receivable, net	9,447	-
Inventory, net	47,128	46,234
Prepaid and other current assets	220,391	930
Total current assets	278,414	55,506

Property and equipment, net	7,799	7,456
Security deposits	23,430	-

Total assets	$309,643	$62,962

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$153,370	$104,145
Accounts payable - related party	-	236,341
Deferred revenue	79,342	-
Due to others	23,015	-
Notes payable	235,700	165,096
Notes payable - related party	196,341	-
Convertible debentures, net	244,778	322,859
Derivative liability	61,030	-
Total liabilities	993,576	828,441

COMMITMENT AND CONTINGENCIES (SEE NOTE 8)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 150,000 shares designated, 32,820 and 134,724 shares issued and outstanding at December 31, 2014 and 2013 respectively, liquidation preference is $1 per share	3	13
Series C convertible preferred stock, $0.0001 par value, 75 shares designated, 75 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively, liquidation preference is $200 per share	-	-
Common stock, $0.0001 par value, 200,000,000 and 100,000,000 shares authorized, respectively, 156,508,559 and 86,807,868 shares issued and outstanding at December 31, 2014 and 2013, respectively	15,651	8,681
Class A convertible common stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2014 and 2013	-	-
Subscription receivable	-	(45,000)
Additional paid-in-capital	7,434,862	3,221,758
Accumulated deficit	(8,134,449)	(3,950,931)
Total stockholders' deficit	(683,933)	(765,479)

Total liabilities and stockholders' deficit	$309,643	$62,962

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Operations

	For the years ended December 31,
	2014	2013

Income:
Sales	$238,957	$146,169
Cost of goods sold	240,618	93,592
Gross (Loss) Profit	(1,661)	52,577

Operating Expenses:
Selling costs	55,764	64,678
General and administrative costs	2,827,508	869,131
Depreciation	4,658	7,079
Total Operating Expenses	2,887,930	940,888

Loss from operations	(2,889,591)	(888,311)

Other Expenses (Income):
Other expense	298,786	-
Loss (gain) on change in fair value of derivative liability	61,030	(65,544)
(Gain) loss on settlement of debt	54,376	(13,746)
Amortization of beneficial conversion feature	225,819	397,719
Interest expense	653,916	59,196
Total other expenses	1,293,927	377,625

Net Loss Before Provision for Income Taxes	$(4,183,518)	$(1,265,936)

Income Tax	-	-

Net Loss	$(4,183,518)	$(1,265,936)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average shares
outstanding - basic and diluted	133,042,823	75,068,775

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock Series B		Preferred Stock Series C		Common Stock Series A		Common Stock		Common Stock to be Issued		Stock Subscription	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balances, December 31, 2012	-	$-	-	$-	-	$-	68,460,139	$6,846	50,400	$5	$(45,000)	$1,832,115	$(2,684,995)	$(891,029)

Shares issued for services	-	-	-	-	-	-	4,800,000	480	-	-	-	183,840	-	184,320

Shares issued for payment of notes payable	-	-	-	-	-	-	1,672,330	167	-	-	-	34,813	-	34,980

Shares issued for payment of convertible notes payable	-	-	-	-	-	-	11,591,523	1,160	-	-	-	140,340	-	141,500

Shares issued for interest of convertible notes payable	-	-	-	-	-	-	233,476	23	-	-	-	3,797	-	3,820

Shares issued for common stock to be issued	-	-	-	-	-	-	50,400	5	(50,400)	(5)	-	-	-	-

Preferred shares issued for conversion of notes payables and accrued expenses	134,724	13	-	-	-	-	-	-	-	-	-	134,711	-	134,724

Capital contribution	-	-	-	-	-	-	-	-	-	-	-	460,667	-	460,667

Extinguishment of derivative liability	-	-	-	-	-	-	-	-	-	-	-	216,911	-	216,911

Beneficial conversion feature in connection with convertible notes	-	-	-	-	-	-	-	-	-	-	-	214,564	-	214,564

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	-	-	(1,265,936)	(1,265,936)

Balances, December 31, 2013	134,724	$13	-	$-	-	$-	86,807,868	$8,681	-	$-	$(45,000)	3,221,758	$(3,950,931)	$(765,479)

Conversion of Series B Preferred shares to shares of common stock	(101,904)	(10)	-	-	-	-	3,112,955	311	-	-	-	(301)	-	-

Series C Preferred shares isued for stock based compensation	-	-	75	-	-	-	-	-	-	-	-	24,000	-	24,000

Write down of subscription receivable	-	-	-	-	-	-	-	-	-	-	45,000	-	-	45,000

Class A common shares issued for conversion of debt	-	-	-	-	1,000,000	100	-	-	-	-	-	62,496	-	62,596

Conversion of Class A Common Stock to shares of Common Stock	-	-	-	-	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-	-

Shares issued for stock based compensation	-	-	-	-	-	-	16,035,000	1,604	-	-	-	1,734,580	-	1,736,184

Shares issued for services and prepaid services	-	-	-	-	-	-	15,350,000	1,535	-	-	-	654,475	-	656,010

Shares issued for payment of notes payable	-	-	-	-	-	-	2,000,000	200	-	-	-	73,800	-	74,000

Shares issued for payment of convertible notes payable	-	-	-	-	-		11,297,365	1,130	-	-	-	249,170	-	250,300

Shares issued for interest of convertible notes payable	-	-	-	-	-	-	485,349	48	-	-	-	8,832	-	8,880

Shares issued for conversion of accrued expenses	-	-	-	-	-	-	431,428	43	-	-	-	46,551	-	46,594

Shares issued for cash	-	-	-	-	-	-	8,346,000	835	-	-	-	423,465	-	424,300

Shares issued for purchase of trademarks	-	-	-	-	-	-	4,000,000	400	-	-	-	83,600	-	84,000

Shares issued for interest expense	-	-	-	-	-	-	7,642,593	764	-	-	-	613,436	-	614,200

Loss on settlement of debt	-	-	-	-	-	-	-	-	-	-	-	24,000	-	24,000

Beneficial conversion feature in connection with convertible notes	-	-	-	-	-	-	-	-	-	-	-	215,000	-	215,000
														-
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	-	-	-	(4,183,518)	(4,183,518)

Balances, December 31, 2014	32,820	$3	75	$-	-	$-	156,508,558	$15,651	-	$-	$-	$7,434,862	$(8,134,449)	$(683,933)

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(4,183,518)	$(1,265,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,658	7,079
Net loss (gain) on settlement of debt	79,401	(13,746)
Change in fair value of derivative liability	61,030	(65,544)
Amortization of beneficial conversion feature	225,819	397,719
Amortization of prepaid consulting fees	297,336	-
Common stock issued for services	210,850	184,320
Common stock issued for interest expense	614,200	3,820
Common stock issued for purchase of trademarks	84,000	-
Stock based compensation	1,751,184	-
Write off of subscription receivable	45,000	-
Bad debt provision	91,222	1,780
Discount on issuance of common stock	80,600	-
Change in operating assets and liabilities:
Accounts receivable, net	(100,669)	2,695
Due to others	23,015	-
Inventory, net	(894)	662
Prepaid and other current assets	(152,237)	-
Accounts payable and accrued expenses	62,198	(4,016)
Accounts payable - related party	(30,000)	251,000
Deferred revenue	79,342	-
Net cash used in operating activities	(757,463)	(500,167)

Cash Flows From Investing Activities
Purchase of equipment	(5,001)	-
Payments towards security deposits	(23,430)	-
Net cash used in investing activities	(28,431)	-

Cash Flows From Financing Activities
Proceeds from notes payable	177,700	180,000
Repayment of note payable	(28,000)	(53,500)
Proceeds from convertible notes payable	215,000	540,000
Repayment of convertible note payable	-	(151,000)
Advance from stockholders	-	57,446
Repayment of advances from stockholders	-	(10,297)
Repayment of shareholder loans	-	(56,250)
Repayment of notes payable - related party	(10,000)	-
Proceeds from issuance of common stock	424,300	-
Net cash provided by financing activities	779,000	506,399

Net (Decrease) Increase in Cash	(6,894)	6,232

Cash at Beginning of Year	8,342	2,110

Cash at End of Year	$1,448	$8,342

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$15,023
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$215,000	$425,500
Preferred shares issued for conversion/payment of notes payable	$-	$134,724
Conversion of accounts payable - related party to convertible notes payable	$-	$90,045
Common stock issued for payment of notes payable	$50,000	$34,980
Common stock issued for payment of convertible notes payable	$250,300	$141,500
Conversion of interest to note payable	$-	$7,500
Conversion of note payable to Class A common stock	$20,596	$-
Conversion of Class A common stock to common stock	$100	$-
Accounts payable and accrued expenses settled by issuance of common stock	$12,973	$-
Conversion of accounts payable - related party to notes payable - related party	$206,341	$-
Common stock issued for prepaid consulting services	$364,560	$-
Conversion of Series B preferred stock to common stock	$10	$-
Capital contribution related to accrued expenses	$-	$460,667
Reclassification of derivative liabilities to additional paid-in capital on conversion of debt	$-	$216,911
Common stock issued for conversion of interest	$8,880	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company

LiveWire MC2, LLC (“LVWR”) was organized under the laws of the State of California on January 7, 2008 as a limited liability company. LVWR was formed for the purpose of developing and marketing consumable energy supplements. LVWR adopted December 31 as the fiscal year end.

On June 30, 2011, LVWR, together with its members, entered into a purchase agreement (the “Purchase Agreement”), for a share exchange with SF Blu Vu, Inc., (“SF Blu”), a public Nevada shell corporation. SF Blu Vu Inc. was formed in Nevada on October 9, 2007 under the name Semper Flowers, Inc. On May 15, 2009, Semper Flowers, Inc. changed its name to SF Blu Vu, Inc. The Purchase Agreement was ultimately completed on August 31, 2011. Under the terms of the Purchase Agreement, SF Blu issued 36,000,000 (30,000,000 shares pre stock split of 1 additional share for every five shares held) of their common shares for 100% of the members’ interest in LVWR. Subsequent to the Purchase Agreement, the members of LVWR owned 60% of common shares of SF Blu, effectively obtaining operational and management control of SF Blu. For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of business combinations, and accordingly the transaction has been treated as a recapitalization of LVWR, the accounting acquirer in this transaction, with SF Blu (the shell) as the legal acquirer.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the years ended December 31, 2014 and 2013 was approximately $55,700 and $64,700, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2014 and 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $49,153 and $28,098, respectively.

Basis of Accounting

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at December 31, 2014 and 2013.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2014, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at December 31, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of December 31, 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

Deferred revenue is comprised of advances from customers, which will be applied toward future invoices within one year.  As of December 31, 2014 and 2013, the balance was $79,342 and $0, respectively.

Cost of Sales

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

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $26,600 and $6,300 for the years ended December 31, 2014 and 2013, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2014 and 2013 have been excluded from the per share computations:

	For the Years Ended
	December 31,
	2014	2013
Convertible Notes Payable	11,215,075	15,806,849
Warrants	6,680,002	6,680,002
Series B Preferred Stock	32,820	134,724
Series C Preferred Stock	600,000	-

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2014, include the accounts of the Company and its wholly-owned subsidiary LiveWire MC2, LLC (“LVWR”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $4,183,518 for the year ended December 31, 2014, and has an accumulated deficit of $8,134,449 as of December 31, 2014.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2014	2013

Equipment	$27,780	$26,338
Accumulated depreciation	(19,981)	(18,882)
Total	$7,799	$7,456

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

Depreciation expense amounted to $4,658 and $7,079 for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company purchased equipment for cash totaling approximately $5,000.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	December 31,	December 31,
	2014	2013

Finished goods	$117,376	$423
Packaging materials and production supplies	26,192	66,445
	143,568	66,868
Reserve on inventory	(96,440)	(20,634)
	$47,128	$46,234

NOTE 6 – COSTS INCURRED IN CONNECTION WITH APPLE RUSH TRANSACTION

Pursuant to the 8-K filed on August 14, 2014 on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2014, the Company reported that “on May 13, 2014 the Company completed the acquisition of a majority stake of Apple Rush Company, Inc. (“Apple Rush”), pursuant to a Memorandum of Understanding which the Company had disclosed on Form 8-K filed on March 10, 2014”. Due to the complicated and difficult nature of the due diligence and other requirements to complete the transaction, the Company has decided not to go ahead with the Apple Rush transaction. As a result, the costs incurred totaling $64,549 related to the Apple Rush transaction were expensed and are included in other expenses on the consolidated statements of operations. On October 14, 2014, the Company issued 4,000,000 shares of common stock, in connection with the purchase of Apple Rush trademarks, valued at $84,000 pursuant to fair market value of the shares issued on the day of the agreement and charged to operations since the Company has not decided to go ahead with the Apple Rush transaction.

NOTE 7 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

Included in convertible notes payable as of December 31, 2014 and 2013, $0 and $70,045, respectively, related to legal fees payable to a related party Richard Weed and Weed & Co. During the year ended December 31, 2014 the Company issued 1,500,000 shares of its common stock for conversion of $24,300 and the balance of $45,745 was forgiven by the note holder.

Also included in accounts payable – related parties as of December 31, 2014 and 2013, $0 and $236,341, respectively, payable to an entity owned by the controlling shareholders of the Company. The decrease in accounts payable – related party is due to a reclassification of accounts payable to a note payable related party for the amount of $206,341. The related entity provides marketing and product development costs and general and administrative expenses to the Company. During the year ended December 31, 2014, the Company repaid $10,000 in cash.

As of December 31, 2014 and 2013 the Company, CEO and President advanced $0 and $43,596, respectively. During the year ended December 31, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt during the year ended December 31, 2014. During the year ended December 31, 2014, the Company’s CEO and President received compensation of $15,000 in connection with a certain sale.

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

On September 3, 2013, Bill Hodson, the chief executive officer, and Brad Nichols, the president of the Company, agreed to forgive their deferred salaries to date, the total amount of which is $460,667, and shall no longer hold the Company responsible for payment of that amount. This has been recorded as a capital contribution. In addition, Mr. Hodson and Mr. Nichols agreed to change the terms of their employment agreements to a salary of $1 per year.  All other details of the employment agreements shall remain in full effect.

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – NOTES PAYABLE

On April 22, 2014, the Company issued a non-interest bearing promissory note for $206,341 to a related party as settlement of the accounts payable- related party. The principal is payable every 90 days beginning on September 30, 2014 at the rate of $25,000 per quarter until the balance is zero. As of December 31, 2014, the remaining balance of this note payable is $196,341. This note is technically in default but the Company has an understanding with the note holder that payments will be made when the Company is able to do so.

On April 22, 2014, the Company issued a promissory note for $150,000 to a third party for cash, which is due on October 22, 2014. Interest accrued at a rate of 12% per annum. Monthly interest payments of $1,500 is payable every 30 days beginning on May 22, 2014. This note is technically in default but the Company has an understanding with the note holder that payments will be made when the Company is able to do so.

During the year ended December 31, 2014, the Company repaid $5,000 in cash and 2,000,000 shares of common stock valued at $74,000 to satisfy $50,000 of notes payable. The remaining $24,000 was recorded as loss on settlement of debt.

As of December 31, 2014 and 2013, the Company’s CEO and President advanced $0 and $43,596, respectively. During the year ended December 31, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt during the year ended December 31, 2014.

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

On December 31, 2014, the Company issued a promissory note for $10,000 to a third party for cash, which is due on June 30, 2015. Annual compounded interest accrues at a rate of 8%, per annum.

As of December 31, 2014, the remaining balance for notes payable totaled $235,700.

As of December 31, 2014 and 2013, the Company had accrued interest of $30,192 and $32,562 respectively, related to notes payable, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

At December 31, 2014 and 2013 convertible debentures consisted of the following:

	December 31, 2014	December 31, 2013

Convertible notes payable	$323,500	$404,545
Unamortized debt discount	(78,722)	(81,686)
Total	$244,778	$322,859

Notes issued on January 8, 2013:

On January 8, 2013 the Company entered into three agreements with third party non-affiliates to 6% interest bearing convertible debentures totaling $50,000 due on July 31, 2013, with the conversion features commencing immediately. The loans are convertible at 40% of the lowest closing price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $43,185 discount on debt, related to the beneficial conversion features of the notes to be amortized over the lives of the notes or until the notes are converted or repaid. During the year ended December 31, 2013 one of the agreements was repaid in full for $15,000, a second agreement valued at $20,000 was assigned to another debt holder and in October 2013 the remaining note was restructured. During the year ended December 31, 2013, the Company fully amortized and expensed the total debt discount of $43,185 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company converted the remaining balance of $15,000 to 925,926 shares of common stock.

Note issued on January 23, 2013:

On January 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $25,000 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $21,258 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. In October 2013 this note was restructured. During the year ended December 31, 2013, the Company fully amortized and expensed the total debt discount of $21,258 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company converted the remaining balance of $25,000 to 1,543,210 shares of common stock.

Note issued on February 1, 2013:

On February 1, 2013, the Company entered into an agreement with a related party for conversion of accounts payable to a 6% interest bearing convertible debentures for $90,045 due on July 31, 2013, with the conversion features commencing immediately. The loan is convertible at 40% of the lowest closing bid price during the five days immediately prior to the date of the conversion notice. In connection with this debenture, the Company recorded a $75,824 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. In October 2013 this note was restructured. During the year ended December 31, 2013, the Company fully amortized and expensed the total debt discount of $75,824 as amortization of beneficial conversion feature. As of December 31, 2013 this note has been partially converted into 2,604,167 shares of common stock valued at $20,000. During the year ended December 31, 2014, the Company converted $24,300 to 1,500,000 shares of common stock and the balance of $45,745 was forgiven by the note holder and was recorded as a gain on settlement of debt the year ended December 31, 2014.

Note issued on April 29, 2013:

On April 29, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $5,000 due on April 29, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $333 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2014 the Company converted the balance of $5,000 to 46,296 shares of common stock. In addition, the Company issued 153,704 shares of common stock valued at $16,600 which was recorded as interest expense.

As of December 31, 2013, the Company amortized a debt discount of $238 as amortization of beneficial conversion feature. During the year ended December 31, 2014 the Company fully amortized the remaining debt discount balance of $95 as amortization of beneficial conversion feature.

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2014 this note has not been converted.

As of December 31, 2013, the Company amortized a debt discount of $7,846 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company fully amortized the remaining debt discount balance of $4,154 as amortization of beneficial conversion feature.

Note issued on May 23, 2013:

On May 23, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 22, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $5,200 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2014 the Company converted the balance of $12,000 to 111,111 shares of common stock. In addition, the Company issued 288,889 shares of common stock valued at $31,200 which was recorded as interest expense

As of December 31, 2013, the Company amortized a debt discount of $3,171 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company fully amortized the remaining debt discount balance of $2,029 as amortization of beneficial conversion feature.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2014 this note has not been converted.

As of December 31, 2013, the Company amortized a debt discount of $663 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company amortized a total debt discount of $1,748 as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $2,756 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2014 this note has not been converted.

As of December 31, 2013, the Company amortized a debt discount of $299 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company amortized a total debt discount of $1,200 as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $2,138 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2014 this note has not been converted.

As of December 31, 2013, the Company amortized a debt discount of $299 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company amortized a total debt discount of $1,200 as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $2,138 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 29, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $2,687 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2014 this note has not been converted.

As of December 31, 2013, the Company amortized a debt discount of $154 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company amortized a total debt discount of $884 as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $1,648 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on July 27, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $38,379 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2014, the Company converted the principal balance and accrued interest into 1,304,126 shares of common stock.

As of December 31, 2013, the Company amortized a debt discount of $8,813 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company amortized and wrote off a total debt discount of $29,566 to current period operations as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $0 remained.

Note issued on December 17, 2013:

On December 17, 2013, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $37,500 due on September 7, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $34,118 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2014, the Company converted the principal balance and accrued interest into 1,245,917 shares of common stock.

As of December 31, 2013, the Company amortized a debt discount of $2,527 as amortization of beneficial conversion feature. During the year ended December 31, 2014, the Company amortized and wrote off a total debt discount of $31,591 to current period operations as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $0 remained.

Note issued on February 19, 2014:

On February 19, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $78,500 due on November 16, 2014, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $78,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the year ended December 31, 2014, the Company converted the principal balance of $78,500 and accrued interest of $3,140 into 4,975,264 shares of common stock.

During the year ended December 31, 2014, the Company amortized and wrote off a total debt discount of $78,500 to current period operations as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $0 remained.

Note issued on July 21, 2014:

On July 21, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on April 24, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of December 31, 2014 this note has not been converted.

During the year ended December 31, 2014, the Company amortized a total debt discount of $31,187 to current period operations as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $21,812 remained.

Note issued on September 5, 2014:

On September 5, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $83,500 due on June 9, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $83,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 11). As of December 31, 2014 this note has not been converted.

During the year ended December 31, 2014, the Company amortized a total debt discount of $35,269 to current period operations as amortization of beneficial conversion feature. As of December 31, 2014, a net discount of $48,231 remained.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has $53,450 of convertible debt with variable conversion pricing outstanding at December 31, 2014.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at December 31, 2014 was $0.0072. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at December 31, 2014, are indicated in the table that follows. The volatility for the valuation was based on the historical volatility of the closing price of the Company’s common stock at December 31, 2014, the expected term is equal to the remaining term of the note, and the risk free rate is based upon rates for treasury securities with the same term.

At December 31, 2014, the Company valued the conversion features using the assumptions specified in the below table and determined that, during the year ended December 31, 2014, the Company’s derivative liability amounted to $61,030. The Company recognized a corresponding loss of $61,030 on derivative liability in conjunction with this valuation during the year ended December 31, 2014.

Valuation at December 31, 2014
Volatility	209%
Expected remaining term	.75
Risk-free interest rate	0.25%
Expected dividend yield	None

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common Stock

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

On March 13, 2014, the Company issued 22,266,428 shares of common stock. The Company issued the 22,266,428 shares as follows: (i) 16,035,000 shares of common stock at $0.108 per share to twelve employees and eight professional advisors for compensation totaling $1,731,780; (ii) 5,200,000 bonus shares to two investors valued at $0.108 per share totaling $561,600 (iii) 157,407 shares of common stock at $0.108 per share for conversion of two notes payable totaling $17,000 and 442,593 additional shares of common stock at $0.108 per share for recorded as interest expense totaling $47,800; (iv) 431,428 shares of common stock at $0.108 per share to a professional advisor for accrued services totaling $12,973 and additional compensation of $33,621 recorded as a loss on settlement of debt.

On April 22, 2014, the Company entered in to a four month consulting agreement and issued 2,000,000 shares valued at $140,000 pursuant to the agreement. The Company recorded these shares as prepaid expenses and has expensed the total $140,000 through December 31, 2014. The Company recognized a related expense of $41,400 to reflect the discount.

On May 1, 2014, the Company issued 519,751 shares of common stock valued at $0.048 per share totaling $25,000 for partial conversion of a $53,000 convertible note.

On May 8, 2014, the Company issued 784,375 shares of common stock valued at $0.0384 per share totaling $28,000 in principal and $2,120 in accrued interest for the remaining conversion of a $53,000 convertible note.

On June 17, 2014, the Company entered in to a one year consulting agreement and issued 2,000,000 shares valued at $112,800 pursuant to the agreement. The Company recorded these shares as prepaid expenses and has expensed $60,881 of the total $112,800 through December 31, 2014.

On June 17, 2014, the Company entered in to a one year consulting agreement and issued 1,200,000 shares valued at $67,680 pursuant to the fair market value of the shares issued on the day of the agreement. The Company recorded these shares as prepaid expenses and has expensed $36,529 of the total $67,680 through December 31, 2014.

On June 18, 2014, the Company entered in to a four month consulting agreement and issued 800,000 shares valued at $44,080 pursuant to the agreement. The Company recorded these shares as prepaid expenses and has expensed total $44,080 through December 31, 2014.

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

On October 14, 2014, the Company issued 4,000,000 shares of common stock, in connection with the purchase of Apple Rush trademarks, valued at $84,000 pursuant to fair market value of the shares issued on the day of the agreement and charged to operations since the Company has not decided to go ahead with the Apple Rush transaction.

On October 14, 2014, the Company entered into a one year consulting agreement and issued 2,000,000 shares of common stock valued at $42,000 pursuant to the fair market value of the shares issued on the day of the agreement. The Company recorded these shares as prepaid expenses and has expensed $3,030 of the total $42,000 through December 31, 2014.

On October 14, 2014, the Company entered into a three month consulting agreement and issued 750,000 shares of common stock valued at $.015 per share pursuant to the value stated in the agreement or $11,250. The Company recorded these shares as prepaid expenses and has expensed $9,875 of the total $11,250 through December 31, 2014.

On December 23, 2014, the Company entered into a one year consulting agreement and issued 1,000,000 shares of common stock valued at $17,600 pursuant to the fair market value of the shares issued on the day of the agreement. The Company recorded these shares as prepaid expenses and has expensed $2,941 of the total $17,600 through December 31, 2014.

Subscription Receivable

The Company issued 216,000 shares (valued at $54,000) for the year ended December 31, 2012 of the Company’s restricted common stock. In April 2012, $9,000 was received and the balance at December 31, 2012 is $45,000. These shares were never issued and the receivable was written off to other expenses during the year ended December 31, 2014.

2013 Stock Incentive Plan

On May 1, 2013, the Board of Directors of the Company adopted and approved the 2013 Stock Incentive Plan (“2013 Plan”) whereby it reserved for issuance up to 7,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the 2013 Plan. Incentive stock options may be granted only to employees of the Company. Options in the form of Non-Statutory Stock Options (“NSO”) may be granted under the 2013 Plan. Restricted Stock may also be granted under the 2013 Plan. On May 3, 2013, the Company filed Form S-8 with the SEC to register those 7,500,000 shares of common stock. On May 24, 2014, the Company filed Form S-8 with the SEC to register an additional 10,000,000 shares of common stock under the 2013 Plan. On May 24, 2014, the Company filed Form S-8 with the SEC to register an additional 10,000,000 shares of common stock under the 2013 Plan. On April 10, 2015, the Company filed Form S-8 with the SEC to register an additional 135,000,000 shares of common stock under the 2013 Plan.

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

Series C Convertible Preferred Stock

Effective January 29, 2014 the Board of Directors authorized the creation of 75 shares of a new Series C convertible preferred stock. Each share of Series C Preferred has the right to convert into 8,000 shares of the Company’s common stock and have a liquidation preference of $200. Additionally, the Series C Preferred is allowed to cast a vote, on all matters that the Company’s shareholders are permitted to vote upon, equal to .7%  of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Preferred (.7%  X 75 shares = 52.5% of total vote).

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

Amendment of Articles of Incorporation

Effective February 3, 2014, following the enactment of the First Amendment, Article Eight of the Company’s Articles of Incorporation was amended to (i) increase the authorized common stock from 100,000,000 shares to 150,000,000 shares, and (ii) to permit the holders of the Company’s outstanding Preferred Stock voting together as a class to effect a change in the number of authorized shares of regular Common Stock or Series A Common Stock by amending the Articles of Incorporation without the affirmative vote, either separately or as a class, of the holders of regular Common Stock and Series A Common Stock.

Effective July 24, 2014, Article Eight of the Company’s Articles of Incorporation was amended to increase the authorized common stock from 150,000,000 shares to 200,000,000 shares.

As of December 31, 2014 and 2013, the Company had 156,508,559 and 86,807,868 shares of its common stock issued and outstanding, respectively.

As of December 31, 2014 and 2013, the Company had 0 shares of its Class A common stock issued and outstanding.

As of December 31, 2014 and 2013, the Company had 32,820 and 134,724 shares of its series B preferred stock issued and outstanding, respectively.

As of December 31, 2014 and 2013, the Company had 75 and 0 shares of its series C preferred stock issued and outstanding, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2014:

Exercise Price		Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$	0.20 – 1.00	6,680,002	1.16	$0.90	6,680,002	$0.90

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	5,805,002	$1.00
Issued	875,000	0.20
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013	6,680,002	$0.90
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014	6,680,002	$0.90

NOTE 13 – INCOME TAXES

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

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (rounded to the nearest hundred):

	Year Ended December 31,
	2014	2013
Income tax (benefit) provision at the Federal statutory rate	$(1,464,000)	$(443,000)
State income taxes, net of Federal Benefit	(335,000)	(101,000)
Other	26,000	(28,000)
Equity based compensation	91,000	79,000
Settlement of salaries with stock	753,000	93,000
Valuation tax asset allowance	929,000	400,000
Tax provision	$-	$-

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

Subsequent to the reverse merger on June 30, 2011 the Company has assumed the net operating loss (“NOL”) carry forward of SF Blu. Management estimates the NOL as of December 31, 2014 and 2013 to be approximately $2,910,000 and $1,399,000 respectively, inclusive of operation subsequent to the reverse merger. This NOL will be expiring through the year 2033. The utilization of the Company’s NOL may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the reverse merger that was entered into on June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, the Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for these deferred tax assets. The Company’s deferred tax asset as of December 31, 2014 and 2013 is as follows:

	As of December 31,
	2014	2013
Total deferred tax asset – from NOL carry forwards	$1,251,000	$602,000
Temporary differences – Accrued compensation	-	-
	1,251,000	602,000
Valuation allowance	(1,251,000)	(602,000)
Deferred tax asset, net of allowance	$-	$-

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2013 filing and no extension has been filed for 2014 filing.

NOTE 14 – CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2014 and 2013. At December 31, 2014, four customers accounted for 52% of the Company’s total revenue. At December 31, 2013, one customer accounted for 26% of the Company’s total revenue.

Customer	Year Ended December 31, 2014	Year Ended December 31, 2013
A	19%	-
B	12%	-
C	11%	-
D	10%	-
E	-	26%

For the year ended December 31, 2014, the Company had two suppliers who accounted for approximately $150,175 of their purchases used for production or approximately 90% of total purchases for the year then ended. For the year December 31, 2013, the Company had one supplier who accounted for approximately $30,500 of their purchases used for production, or approximately 33% of total purchases for the year then ended

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were available to be issued as follows:

Conversions:

On February 3, 2015, the Company converted $12,000 of debt into 2,448,980 shares of common stock.

On February 19, 2015, the Company converted $24,650 of debt into 7,703,125 shares of common stock.

On February 25, 2015, the Company converted a total of $18,470 of debt, consisting of the principal balance of $16,350 and accrued interest of $2,120, into 6,156,667 shares of common stock.

On March 13, 2015, the Company converted $15,410 of debt into 7,705,000 shares of common stock.

On March 19, 2015, the Company converted $14,640 of debt into 7,705,263 shares of common stock.

On April 10, 2015, the Company converted $20,000 of debt into 8,000,000 shares of common stock.

On April 21, 2015, the Company converted $23,750 of debt into 9,500,000 shares of common stock.

Other:

On February 20, 2015, Brad Nichols submitted his resignation as an executive officer and a director of the Board of Directors of the Company effective as of the Board’s acceptance of his resignation on March 2, 2015. Mr. Nichols is no longer a member of the Board or any of its committees. As a result of the resignation of Mr. Nichols, the Board will consist of one director. The Board does not intend to appoint new directors to replace Mr. Nichols, and has determined that the Board will consist of one director going forward.

On March 30, 2015, the Company entered in to a six month consulting agreement and as compensation issued a convertible promissory note of $125,000 with interest of 4% per annum and a maturity date of April 1, 2017.

Effective April 6, 2015, Article Eight of the Company’s Articles of Incorporation was amended to increase the authorized common stock from 200,000,000 shares to 1,500,000,000 shares.

On April 15, 2015, the Company received a notice of default from a note holder demanding immediate payment of 150% of the remaining outstanding principal balances of certain convertible notes payable together with Default Interest (as defined in the Convertible Note).

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A – Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

O	Lack of documented policies and procedures;

O	We have no audit committee;

O	There is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

O	There is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2015; and

O	There is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, Chief Executive Officer and Chief Financial Officer has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

13

CHANGES IN INTERNAL CONTROLS

During the fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Bill J. Hodson	48	Board Member, Chief Executive Officer, Treasurer

Set forth below is a biographical description of our executive officers and directors based on information supplied by each of them.

Bill J. Hodson, age 48, Director, Chief Executive Officer, Treasurer.

Bill J. Hodson is the Chief Executive Officer and Treasurer of the Company and a member of its Board of Directors. Mr. Hodson works full-time for LiveWire and is responsible for the strategic direction of the firm’s branding, sales and marketing strategies. Previously, he was Executive Vice President of LiveWire Sports Group from September 2003 until May 2008. Hodson was responsible for overseeing all of LWSG’s operations, which included the launch of several sports publications and one of the country’s largest sports consumer expos. The initial project was 90:00 Soccer Magazine. A 100+ page glossy publication sold to subscribers and available at newsstands nationwide. Mr. Hodson developed the concept for the soccer publication, secured writers, editors, advertising sales representatives, photographers and graphic designers. He also negotiated printing and distribution costs. Hodson ran the print publication for several years before deciding to make it available digitally through the internet.

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

Board Composition

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, with the exact number to be fixed by our shareholders or our Board of Directors. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified. As of December 31, 2014, we had two directors, Bill J. Hodson and Brad J. Nichols. On February 20, 2015, Brad Nichols submitted his resignation as an executive officer and a director of the Board of Directors of the Company effective as of the Board’s acceptance of his resignation on March 2, 2015. Mr. Nichols is no longer a member of the Board or any of its committees. We currently have one director, Bill J. Hodson. The directors were chosen to serve on the board of directors following the closing of the Purchase Agreement dated June 30, 2011 based upon the specific experiences and qualification discussed in their respective professional biographies set forth above.

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

Item 11 – Executive Compensation

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

Mr. Nichols, Director, Chief Operating Officer, and President, has a written five year Employment Agreement with the Company.  Mr. Nichols receives base salary of $260,000 per year.  The Employment Agreement contains provisions for an increase to $400,000 per year depending upon certain operating milestones for the Company. The employment agreement was modified in 2013 to pay Mr. Nichols a salary of $1.00 per year. On February 20, 2015, Brad Nichols submitted his resignation as an executive officer and a director of the Board of Directors of the Company effective as of the Board’s acceptance of his resignation on March 2, 2015. Mr. Nichols is no longer a member of the Board or any of its committees.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bill Hodson	2012	190,000							190,000
	2013	1							1
	2014	1						15,000	15,001
Brad Nichols	2012	190,000							190,000
	2013	1							1
	2014	1							1

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of April 17, 2015, of our voting securities by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our directors and executive officers; and all of our directors and executive officers as a group.  The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Except as set forth below, applicable percentages are based upon 204,727,594 shares of Common Stock outstanding as of April 29, 2015.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Bill Hodson, Board Member, Chief Executive Officer, Treasurer	Common Stock (1)	14,571,488	7.1%
Brad J. Nichols, Board Member, President, former Chief Operating Officer	Common Stock (2)	15,749,580	7.7%

All officers and Directors as a Group	Common Stock	30,321,068	14.8%

(1) includes 628,344 Class A Common Stock Purchase Warrants that grants the holder the right to purchase 1 additional share of common stock at $1.00 per share any time before January 31, 2016.

(2) includes 628,344 Class A Common Stock Purchase Warrants that grants the holder the right to purchase 1 additional share of common stock at $1.00 per share any time before January 31, 2016 and 939,364 shares of common stock and 939,364 Class A Common Stock Purchase Warrants owned by Mr. Nichols’s wife Diane Nichols through LiveWire Corporate Communications, Inc.

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

Included in accounts payable – related parties as of December 31, 2014 and 2013, $0 and $70,045, respectively, related to legal fees payable to a related party Richard Weed and Weed & Co. During the year ended December 31, 2014 the Company issued 1,500,000 shares of its common stock for conversion of $24,300 and the balance of $45,745 was forgiven by the note holder.

Included in accounts payable – related parties as of December 31, 2014 and 2013 is $0 and $236,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company. The decrease in accounts payable – related party is due to a reclassification of accounts payable to a note payable related party for the amount of $206,341. During the year ended December 31, 2014, the Company repaid $10,000 in cash.

As of December 31, 2014 and 2013 the Company, CEO and President advanced $0 and $43,596 respectively. These advanced loans are unsecured, due upon demand and bear no interest. During the year ended December 31, 2014, the Company repaid $23,000 in cash and issued 1,000,000 shares of Class A common stock to convert the balance of $20,596 valued at $67,000. In addition, the $4,404 was recorded as a stock based compensation and $42,000 was recorded as a loss on settlement of debt during the year ended December 31, 2014.

Item 14 – Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31,	December 31,
		2014	2013
(i)	Audit Fees	$40,000	$33,000
(ii)	Audit Related Fees	-	-
(iii)	Tax Fees	-	-
(v)	All Other Fees	-	-
Total fees		$40,000	$33,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that is provided by RBSM LLP.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2014 or 2013.

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

LIVEWIRE ERGOGENICS INC.

Dated: May 8, 2015	By:	/s/ Bill J. Hodson
Bill J. Hodson
Chief Executive Officer
Chief Accounting Officer

