Form 10-Q
period 2015-03-31
LIVEWIRE ERGOGENICS INC.
filed 2015-05-20
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 19, 2015, there were 204,727,594 shares of $0.0001 par value common stock issued and outstanding.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	3
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	5
Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Signatures	29

LiveWire Ergogenics, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$1,448
Accounts receivable, net	-	9,447
Inventory, net	37,995	47,128
Prepaid and other current assets	290,363	220,391
Total current assets	328,358	278,414

Property and equipment, net	6,729	7,799
Security deposits	23,430	23,430

Total assets	$358,517	$309,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$161,756	$153,370
Deferred revenue	79,342	79,342
Due to others	23,115	23,015
Notes payable	245,700	235,700
Notes payable - related party	196,341	196,341
Convertible debentures, net	336,911	244,778
Derivative liability	47,086	61,030
Total Liabilities	1,090,251	993,576

COMMITMENT AND CONTINGENCIES (SEE NOTE 8)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 150,000 shares designated,
32,820 shares issued and outstanding at March 31, 2015 and
December 31, 2014, liquidation preference is $1 per share	3	3
Series C convertible preferred stock, $0.0001 par value, 75 shares designated,
75 issued and outstanding at March 31, 2015 and
December 31, 2014, liquidation preference is $200 per share	-	-
Common stock, $0.0001 par value, 1,500,000,000 shares authorized,
188,227,594 and 156,508,559 shares issued and outstanding at March 31, 2015 and
December 31, 2014, respectively	18,823	15,651
Class A convertible common stock, $0.0001 par value, 1,000,000 shares authorized,
0 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Additional paid-in-capital	7,516,860	7,434,862
Accumulated deficit	(8,267,420)	(8,134,449)
Total stockholders' deficit	(731,734)	(683,933)

Total liabilities and stockholders' deficit	$358,517	$309,643

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Income:
Sales	$13,922	$63,034
Cost of goods sold	22,046	18,449
Gross (Loss) Profit	(8,124)	44,585

Operating Expenses:
Selling costs	318	19,252
General and administrative costs	75,636	2,075,380
Depreciation	1,070	1,891
Total Operating Expenses	77,024	2,096,523

Loss from operations	(85,148)	(2,051,938)

Other Expenses (Income):
Gain on change in fair value of derivative liability	(13,944)	-
Loss on settlement of debt	-	99,988
Amortization of beneficial conversion feature	50,183	42,128
Interest expense	11,584	623,210
Total other expenses	47,823	765,326

Net Loss Before Provision for Income Taxes	$(132,971)	$(2,817,264)

Income Tax	-	-

Net Loss	$(132,971)	$(2,817,264)

Basic and diluted loss per share	$(0.00)	$(0.03)

Weighted average shares
outstanding - basic and diluted	166,196,203	106,586,999

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(132,971)	$(2,817,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,070	1,891
Loss on settlement of debt	-	99,988
Change in fair value of derivative liability	(13,944)	-
Amortization of beneficial conversion feature	50,183	42,128
Amortization of prepaid consulting fees	55,028	-
Common stock issued for interest expense	-	614,200
Stock based compensation	-	1,891,183
Bad debt provision	9,112	-
Change in operating assets and liabilities:
Accounts receivable, net	335	(31,025)
Due to others	100	(27,035)
Inventory, net	9,133	(20,590)
Prepaid and other current assets	-	(84,250)
Accounts payable and accrued expenses	10,506	6,040
Accounts payable - related party	-	(30,000)
Net cash used in operating activities	(11,448)	(354,734)

Cash Flows From Investing Activities
Purchase of equipment	-	(5,000)
Net cash used in investing activities	-	(5,000)

Cash Flows From Financing Activities
Proceeds from notes payable	10,000	-
Repayment of note payable	-	(5,000)
Proceeds from convertible notes payable	-	78,500
Repayment of shareholder loans	-	(23,000)
Proceeds from issuance of common stock	-	368,350
Net cash provided by financing activities	10,000	418,850

Net (Decrease) Increase in Cash	(1,448)	59,116

Cash at Beginning of Period	1,448	8,342

Cash at End of Period	$-	$67,458

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$3,354
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$-	$78,500
Common stock issued for payment of notes payable	$-	$50,000
Common stock issued for payment of convertible notes payable	$83,050	$81,300
Conversion of interest to note payable	$-	$1,233
Conversion of note payable to class A common stock	$-	$20,596
Conversion of Class A common stock to common stock	$-	$100
Accounts payable and accrued expenses settled by issuance of common stock	$-	$12,973
Convertible note issued for prepaid consulting services	$125,000	$-
Common stock issued for conversion of interest	$2,120	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on May 8, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results for the entire year ending December 31, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the three months ended March 31, 2015 and 2014 was approximately $318 and $19,000, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $58,264 and $49,153, respectively.

Basis of Accounting

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and with Form 10-Q and article 8 of the Regulation S-X of the SEC. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at March 31, 2015 and December 31, 2014.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2015, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at March 31, 2015 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

Deferred revenue is comprised of advances from customers, which will be applied toward future invoices within one year.  As of March 31, 2015 and December 31, 2014, the balance was $79,342.

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $1,399 and $4,400 for the three months ended March 31, 2015 and 2014, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2015 and 2014 have been excluded from the per share computations:

	For the Three Months Ended
	March 31,
	2015	2014
Convertible Notes Payable	90,553,542	9,769,389
Warrants	6,680,002	6,680,002
Series B Preferred Stock	32,820	134,724
Series C Preferred Stock	600,000	600,000

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the year ended March 31, 2015, include the accounts of the Company and its wholly-owned subsidiary LiveWire MC2, LLC (“LVWR”). All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2014 to determine their impact, if any, on our consolidated financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $132,971 for the three months ended March 31, 2015, and has an accumulated deficit of $8,267,420 as of March 31, 2015.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31, 2015	December 31, 2014
	(Unaudited)
Equipment	$27,780	$27,780
Accumulated depreciation	(21,051)	(19,981)
Total	$6,729	$7,799

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

Depreciation expense amounted to $1,070 and $1,891 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	March 31, 2015	December 31, 2014
	(Unaudited)
Finished goods	$45,687	$117,376
Packaging materials and production supplies	26,192	26,192
	71,879	143,568
Reserve on inventory	(33,884)	(96,440)
	$37,995	$47,128

NOTE 6 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

Included in notes payable – related party as of March 31, 2015 and December 31, 2014, is $196,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company.

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

NOTE 8 – NOTES PAYABLE

On April 22, 2014, the Company issued a non-interest bearing promissory note for $206,341 to a related party as settlement of the accounts payable- related party. The principal is payable every 90 days beginning on September 30, 2014 at the rate of $25,000 per quarter until the balance is zero. As of March 31, 2015, the remaining balance of this note payable is $196,341. This note is technically in default but the Company has an understanding with the note holder that payments will be made when the Company is able to do so.

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

On February 23, 2015, the Company issued a promissory note for $5,000 to a third party for cash, which is due on August 30, 2015. Annual compounded interest accrues at a rate of 8%, per annum.

On March 19, 2015, the Company issued a promissory note for $5,000 to a third party for cash, which is due on September 30, 2015. Annual compounded interest accrues at a rate of 8%, per annum.

As of March 31, 2015, the remaining balance for notes payable totaled $245,700.

As of March 31, 2015 and December 31, 2014, the Company had accrued interest of $35,524 and $30,192 respectively, related to notes payable, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At March 31, 2015 and December 31, 2014 convertible debentures consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Convertible notes payable	$365,450	$323,500
Unamortized debt discount	(28,539)	(78,722)
Total	$336,911	$244,788

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2015 this note has not been converted.

During the year ended December 31, 2014, the Company fully amortized the remaining debt discount balance of $4,154 as amortization of beneficial conversion feature.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,756 remained. During the three months ended March 31, 2015, the Company amortized a total debt discount of $431 as amortization of beneficial conversion feature. As of March 31, 2015, a net discount of $2,325 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,138 remained. During the three months ended March 31, 2015, the Company amortized a total debt discount of $296 as amortization of beneficial conversion feature. As of March 31, 2015, a net discount of $1,841 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,138 remained. During the three months ended March 31, 2015, the Company amortized a total debt discount of $296 as amortization of beneficial conversion feature. As of March 31, 2015, a net discount of $1,841 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 29, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $2,687 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of March 31, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $1,648 remained. During the three months ended March 31, 2015, the Company amortized a total debt discount of $218 as amortization of beneficial conversion feature. As of March 31, 2015, a net discount of $1,430 remained.

Note issued on July 21, 2014:

On July 21, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on April 24, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the three months ended March 31, 2015, the Company converted the principal balance of $53,000 and accrued interest of $2,120 into 16,308,772 shares of common stock.

As of December 31, 2014, a net discount of $21,812 remained. During the three months ended March 31, 2015, the Company fully amortized and wrote off a total debt discount of $21,812 to current period operations as amortization of beneficial conversion feature.

Note issued on September 5, 2014:

On September 5, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $83,500 due on June 9, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $83,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 11). During the three months ended March 31, 2015, the Company converted the principal balance of $30,050 into 15,410,263 shares of common stock. As of March 31, 2015, a principal balance of $53,450 remained.

As of December 31, 2014, a net discount of $48,231 remained. During the three months ended March 31, 2015, the Company amortized a total debt discount of $27,130 to current period operations as amortization of beneficial conversion feature. As of March 31, 2015, a net discount of $21,102 remained.

Note issued on March 30, 2015:

On March 30, 2015, the Company entered into a six month consulting agreement and as compensation, issued a convertible promissory note for $125,000. The note bears 4% interest per annum and matures at April 1, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.0025 per share. As of March 31, 2015 this note has not been converted.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has $53,450 of convertible debt with variable conversion pricing outstanding at March 31, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at March 31, 2015 was $0.0024. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2015, are indicated in the table that follows. The volatility for the valuation was based on the historical volatility of the closing price of the Company’s common stock at March 31, 2015, the expected term is equal to the remaining term of the note, and the risk free rate is based upon rates for treasury securities with the same term.

At March 31, 2015, the Company valued the conversion features using the assumptions specified in the below table and determined that, during the three months ended March 31, 2015, the Company’s derivative liability amounted to $47,086. The Company recognized a corresponding gain of $13,944 on derivative liability in conjunction with this valuation during the three months ended March 31, 2015.

Valuation at March 31, 2015
Volatility	222%
Expected remaining term	.19
Risk-free interest rate	0.26%
Expected dividend yield	None

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 3, 2015, the Company issued 2,448,980 shares of common stock valued at $0.0049 per share totaling $12,000 for partial conversion of a $53,000 convertible note.

On February 20, 2015, the Company issued 7,703,125 shares of common stock valued at $0.0032 per share totaling $24,650 for partial conversion of a $53,000 convertible note.

On February 20, 2015, the Company issued 6,156,667 shares of common stock valued at $0.0030 per share totaling $16,350 in principal and $2,120 in accrued interest for the remaining conversion of a $53,000 convertible note.

On March 13, 2015, the Company issued 7,705,000 shares of common stock valued at $0.0020 per share totaling $15,410 for partial conversion of a $83,500 convertible note.

On March 19, 2015, the Company issued 7,705,263 shares of common stock valued at $0.0019 per share totaling $14,640 for partial conversion of a $83,500 convertible note.

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

As of March 31, 2015 and December 31, 2014, the Company had 188,227,594 and 156,508,559 shares of its common stock issued and outstanding, respectively.

As of March 31, 2015 and December 31, 2014, the Company had 0 shares of its Class A common stock issued and outstanding.

As of March 31, 2015 and December 31, 2014, the Company had 32,820 shares of its series B preferred stock issued and outstanding.

As of March 31, 2015 and December 31, 2014, the Company had 75 of its series C preferred stock issued and outstanding.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20 – 1.00	6,680,002	.92	$0.90	6,680,002	$0.90

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	6,680,002	$0.90
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014	6,680,002	$0.90
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2015	6,680,002	$0.90

NOTE 13 – CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2015 and 2014. At March 31, 2015, two customers accounted for 76% of the Company’s total revenue. At March 31, 2014, four customer accounted for 86% of the Company’s total revenue.

Customer	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
A	61%	27%
B	15%	22%
C	-	21%
D	-	16%

For the three months ended March 31, 2015, the Company had no purchases used for production. For the three months ended March 31, 2014, the Company had one supplier who accounted for approximately $3,077 of their purchases used for production, or approximately 17% of total purchases for the year then ended

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were available to be issued as follows:

Conversions:

On April 10, 2015, the Company converted $20,000 of debt into 8,000,000 shares of common stock.

On April 21, 2015, the Company converted $23,750 of debt into 9,500,000 shares of common stock.

On May 11, 2015, the Company converted $17,365 of debt into 10,214,706 shares of common stock.

Other:

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the three months ended March 31, 2015. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products. Our product delivers a blend of ingredients that provides an energy boost similar to an energy drink, such as Red Bull or 5-Hour Energy, but is about the size of a Starburst candy. The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three months ended March 31, 2015 and 2014 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three months ended March 31, 2015 and 2014

During the three months ended March 31, 2015 and 2014, we incurred net losses of $133,260 and $2,817,264, respectively.

Comparison of the results of operations for the three months ended March 31, 2015 and 2014

Sales. During the three months ended March 31, 2015 and 2014, sales of our products amounted to $13,922 and $63,034, respectively. Our sales decreased by $49,112 or 78% primarily because of the greater restrictions we placed on the credit worthiness of our distributors, which has resulted in us requiring 50% minimum payments prior to shipping. Additionally, the decrease is also a result of lower than expected re-orders from private label customers.

Cost of goods sold. For the three months ended March 31, 2015, cost of goods sold was $22,046 compared to $18,449 for the three months ended March 31, 2014. Our increase of $3,597 or 19% in cost of goods is a result of continued labor cost to build inventory for future sales.

Gross (loss) profit. For the three months ended March 31, 2015, our gross loss was $8,124 (58% of revenue) compared to gross profit of $44,585 (71% of revenue) for the three months ended March 31, 2014. The decrease in gross profit dollar amount and in gross profit percentage in 2015 from 2014, is a direct result of lower sales volume.

Costs and Expenses

General and Administrative. During the three months ended March 31, 2015, general and administrative expenses amounted to $75,636, as compared to $2,075,380 for the three months ended March 31, 2014, a decrease of $1,999,744 or 96%. The decrease in general and administrative expenses was primarily due to $1,891,183 of stock based compensation during the three months ended March 31, 2014 compared to $0 in the corresponding period in 2015.

Selling Costs. During the three months ended March 31, 2015 and 2014, selling costs amounted to $318 or 2% of sales and $19,252 or 31% of sales, respectively. The decrease in selling costs is attributable to reduced sales volume.

Depreciation. During the three months ended March 31, 2015 and 2014, depreciation expense amounted to $1,070 and $1,891, respectively.

Interest expense. During the three months ended March 31, 2015 interest expense decreased to $11,584 from $623,210 during the three months ended March 31, 2014, a decrease of $611,626. The primary reason for the decrease is due to the issuance of shares recorded as interest totaling $614,200 in the first quarter of 2014.

Loss on settlement of debt. During the three months ended March 31, 2015 loss on settlement of debt totaled $0 compared to $99,998 loss on settlement of debt for the three months ended March 31, 2014. The decrease relates to the Company settling debts by issuing shares of common and preferred stock as well as the forgiveness of approximately $45,000 in convertible debt during the first quarter of 2014.

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

For the three months ended March 31, 2015, we recorded a gain of $13,944 in change in fair value of the derivative liability including initial non-cash interest as compared to a gain $0 for the three months ended March 31, 2014. Also, the Company amortized beneficial conversion feature expense on convertible notes of $50,183 during the three months ended March 31, 2015 as compared to $42,128 for the same period in the previous year.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $8,267,420 and our current liabilities exceeded our current assets by $761,893 as of March 31, 2015. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

Liquidity and Capital Resources

During the three months ended March 31, 2015, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments.

Working Capital.  As of March 31, 2015, we had a working capital deficit of $761,893 and cash of $0, while at December 31, 2014 we had a working capital deficit of $715,162 and cash of $1,448. The decrease in our working capital deficit is primarily attributable to a decrease in current assets in the current year versus the prior year. We do not expect our working capital deficit to decrease in the near future.

Cash Flow.  Net cash used in or provided by operating, investing and financing activities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(11,448)	$(354,734)
Net cash used in investing activities	$-	$(5,000)
Net cash provided by financing activities	$10,000	$418,850

Net Cash Used in Operating Activities.  The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities.  There were no capital expenditures for the three months ended March 31, 2015. Net cash used in investing activities for the three months ended March 31, 2014 was related to purchases of equipment. There were no capital expenditures for the three months ended March 31, 2014.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2015 relates primarily to cash received from issuance of our notes payable. Net cash provided by financing activities for the three months ended March 31, 2014 relates primarily to cash received from sales of our common stock and issuance of our notes payable offset by repayments of our notes payable and shareholder loans.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Contractual Obligations

None.

Recently Issued Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended March 31, 2015, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended March 31, 2015. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

LIVEWIRE ERGOGENICS INC.

Dated: May 20, 2015	By:	/s/ Bill J. Hodson
Bill J. Hodson
Chief Executive Officer
Chief Accounting Officer

