Form 10-Q
period 2015-06-30
LIVEWIRE ERGOGENICS INC.
filed 2015-08-19
CIK 1421289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 14, 2015, there were 287,386,428 shares of $0.0001 par value common stock issued and outstanding.

LiveWire Ergogenics, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$1,448
Accounts receivable, net	-	9,447
Inventory, net	36,672	47,128
Prepaid and other current assets	182,096	220,391
Security deposits	23,430	-
Total current assets	242,198	278,414

Property and equipment, net	5,647	7,799
Security deposits	-	23,430

Total assets	$247,845	$309,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$178,837	$153,370
Deferred revenue	79,342	79,342
Due to others	23,115	23,015
Notes payable	251,700	235,700
Notes payable - related party	196,341	196,341
Convertible debentures, net	323,661	244,778
Derivative liability	59,384	61,030
Total liabilities	1,112,380	993,576

COMMITMENT AND CONTINGENCIES (SEE NOTE 8)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 150,000 shares designated,
32,820 shares issued and outstanding at June 30, 2015 and
December 31, 2014, liquidation preference is $1 per share	3	3
Series C convertible preferred stock, $0.0001 par value, 75 shares designated,
75 issued and outstanding at June 30, 2015 and
December 31, 2014, liquidation preference is $200 per share	-	-
Common stock, $0.0001 par value, 1,500,000,000 and 200,000,000 shares authorized, respectively,
226,132,173 and 156,508,559 shares issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	22,613	15,651
Class A convertible common stock, $0.0001 par value, 1,000,000 shares authorized,
0 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Additional paid-in-capital	7,620,235	7,434,862
Accumulated deficit	(8,507,386)	(8,134,449)
Total stockholders' deficit	(864,535)	(683,933)

Total liabilities and stockholders' deficit	$247,845	$309,643

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Income:
Sales	$14,013	$118,766	$27,935	$181,800
Cost of goods sold	5,138	101,193	27,184	119,642
Gross Profit	8,875	17,573	751	62,158

Operating Expenses:
Selling costs	1,102	33,606	1,420	52,858
General and administrative costs	164,582	213,632	240,218	2,289,012
Depreciation	1,082	377	2,152	2,268
Total Operating Expenses	166,766	247,615	243,790	2,344,138

Loss from operations	(157,891)	(230,042)	(243,039)	(2,281,980)

Other Expenses (Income):
Other expense	27,323	216,563	27,323	216,563
Loss (gain) on change in fair value of derivative liability	12,298	-	(1,646)	-
(Gain) loss on settlement of debt	-	(63,200)	-	36,788
Amortization of beneficial conversion feature	29,190	73,640	79,373	115,768
Interest expense	13,264	16,546	24,848	639,756
Total other expenses	82,075	243,549	129,898	1,008,875

Net Loss Before Provision for Income Taxes	$(239,966)	$(473,591)	$(372,937)	$(3,290,855)

Provision for income tax	-	-	-	-

Net Loss	$(239,966)	$(473,591)	$(372,937)	$(3,290,855)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares
outstanding - basic and diluted	209,052,478	135,106,779	187,742,728	117,132,829

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(372,937)	$(3,290,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,152	2,268
Net loss on settlement of debt	-	84,141
Change in fair value of derivative liability	(1,646)	-
Amortization of beneficial conversion feature	79,373	115,768
Amortization of prepaid consulting fees	163,295	89,351
Common stock issued for services	-	140,000
Common stock issued for interest expense	-	614,200
Default penalty on convertible notes payable	26,725	-
Stock based compensation	-	1,751,184
Write off of subscription receivable	-	45,000
Bad debt provision	9,112	-
Discount on issuance of common stock	-	80,600
Change in operating assets and liabilities:
Accounts receivable, net	335	(54,608)
Related party receivables	-	(85,640)
Due to others	100	-
Inventory, net	10,456	(57,329)
Prepaid and other current assets	-	(106,637)
Accounts payable and accrued expenses	27,587	44,720
Accounts payable - related party	-	(24,170)
Deferred revenue	-	64,000
Net cash used in operating activities	(55,448)	(588,007)

Cash Flows From Investing Activities
Purchase of equipment	-	(5,000)
Payments towards security deposits	-	(23,430)
Net cash used in investing activities	-	(28,430)
Cash Flows From Financing Activities
Proceeds from notes payable	16,000	155,000
Repayment of note payable	-	(38,000)
Proceeds from convertible notes payable	38,000	73,500
Proceeds from issuance of common stock	-	424,300
Net cash provided by financing activities	54,000	614,800
Net Decrease in Cash	(1,448)	(1,637)
Cash at Beginning of Period	1,448	8,342
Cash at End of Period	$-	$6,705

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$38,000	$78,500
Common stock issued for payment of notes payable	$-	$50,000
Common stock issued for payment of convertible notes payable	$152,215	$171,800
Conversion of interest to note payable	$-	$3,620
Conversion of debt to Class A common stock	$-	$20,596
Conversion of Class A common stock to common stock	$-	$100
Accounts payable and accrued expenses settled by issuance of common stock	$-	$15,093
Conversion of accounts payable - related party to notes payable - related party	$-	$206,341
Convertible note issued for prepaid consulting services	$125,000	$296,880
Common stock issued for conversion of interest	$2,120	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on May 8, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month period ended June 30, 2015 are not necessarily indicative of results for the entire year ending December 31, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the six months ended June 30, 2015 and 2014 was approximately $300 and $52,000, respectively and for the three months ended June 30, 2015 and 2014 was approximately $0 and $33,000, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $58,264 and $49,153, respectively.

Basis of Accounting

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and with Form 10-Q and article 8 of the Regulation S-X of the SEC. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at June 30, 2015 and December 31, 2014.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2015, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at June 30, 2015 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

Deferred revenue is comprised of advances from customers, which will be applied toward future invoices within one year.  As of June 30, 2015 and December 31, 2014, the balance was $79,342.

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $2,500 and $18,400 for the six months ended June 30, 2015 and 2014, respectively and approximately $1,100 and $14,000 for the three months ended June 30, 2015 and 2014, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2015 and 2014 have been excluded from the per share computations:

	For the Six Months Ended
	June 30,
	2015	2014
Convertible Notes Payable	162,186,467	2,139,451
Warrants	6,680,002	6,680,002
Series B Preferred Stock	32,820	134,724
Series C Preferred Stock	600,000	600,000

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2015, include the accounts of the Company and its wholly-owned subsidiary LiveWire MC2, LLC (“LVWR”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a net loss of $372,937 for the six months ended June 30, 2015, and has an accumulated deficit of $8,507,386 as of June 30, 2015.  The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30, 2015	December 31, 2014
	(Unaudited)
Equipment	$27,780	$27,780
Accumulated depreciation	(22,133)	(19,981)
Total	$5,647	$7,799

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

Depreciation expense amounted to $2,152 and $2,268 for the six months ended June 30, 2015 and 2014, respectively and $1,082 and $377 for the three months ended June 30, 2015 and 2014, respectively.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	June 30, 2015	December 31, 2014
	(Unaudited)
Finished goods	$44,364	$117,376
Packaging materials and production supplies	26,192	26,192
	70,556	143,568
Reserve on inventory	(33,884)	(96,440)
	$36,672	$47,128

NOTE 6 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets balance primarily consists of approximately $82,000 related to advances made to suppliers for inventory and approximately $100,000 related to prepaid consulting fees.

NOTE 7 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

Included in notes payable – related party as of June 30, 2015 and December 31, 2014, is $196,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company.

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

NOTE 9 – NOTES PAYABLE

On April 22, 2014, the Company issued a non-interest bearing promissory note for $206,341 to a related party as settlement of the accounts payable- related party. The principal is payable every 90 days beginning on September 30, 2014 at the rate of $25,000 per quarter until the balance is zero. As of June 30, 2015, the remaining balance of this note payable is $196,341. This note is technically in default but the Company has an understanding with the note holder that payments will be made when the Company is able to do so.

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

On April 3, 2015, the Company issued a promissory note for $6,000 to a third party for cash, which is due on October 30, 2015. Annual compounded interest accrues at a rate of 8%, per annum.

As of June 30, 2015, the remaining balance for notes payable totaled $251,700.

As of June 30, 2015 and December 31, 2014, the Company had accrued interest of $41,017 and $30,192 respectively, related to notes payable, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

At June 30, 2015 and December 31, 2014 convertible debentures consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Convertible notes payable	$361,010	$323,500
Unamortized debt discount	(37,349)	(78,722)
Total	$323,661	$244,778

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2015 this note has not been converted.

During the year ended December 31, 2014, the Company fully amortized the remaining debt discount balance of $4,154 as amortization of beneficial conversion feature.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,756 remained. During the six months ended June 30, 2015, the Company amortized a total debt discount of $867 as amortization of beneficial conversion feature. As of June 30, 2015, a net discount of $1,889 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,138 remained. During the six months ended June 30, 2015, the Company amortized a total debt discount of $596 as amortization of beneficial conversion feature. As of June 30, 2015, a net discount of $1,542 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,138 remained. During the six months ended June 30, 2015, the Company amortized a total debt discount of $596 as amortization of beneficial conversion feature. As of June 30, 2015, a net discount of $1,542 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 29, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $2,687 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $1,648 remained. During the six months ended June 30, 2015, the Company amortized a total debt discount of $438 as amortization of beneficial conversion feature. As of June 30, 2015, a net discount of $1,210 remained.

Note issued on July 21, 2014:

On July 21, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on April 24, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the six months ended June 30, 2015, the Company converted the principal balance of $53,000 and accrued interest of $2,120 into 16,308,772 shares of common stock.

As of December 31, 2014, a net discount of $21,812 remained. During the six months ended June 30, 2015, the Company fully amortized and wrote off a total debt discount of $21,812 to current period operations as amortization of beneficial conversion feature.

Note issued on September 5, 2014:

On September 5, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $83,500 due on June 9, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $83,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 11). On April 15, 2015, pursuant to a notice of default received from the note holder demanding immediate payment of 150% of the remaining outstanding principal balances of the note, the Company recognized a default penalty of $26,725 as additional principal on this note. During the six months ended June 30, 2015, the Company converted $55,465 of the principal balance into 35,814,842 shares of common stock. As of June 30, 2015, a principal balance of $54,760 remained.

As of December 31, 2014, a net discount of $48,231 remained. During the six months ended June 30, 2015, the Company fully amortized the remaining debt discount balance of $48,231 to current period operations as amortization of beneficial conversion feature.

Note issued on March 30, 2015:

On March 30, 2015, the Company entered into a six month consulting agreement and as compensation, issued a convertible promissory note for $125,000. The note bears 4% interest per annum and matures at April 1, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.0025 per share. During the six months ended June 30, 2015, the Company converted $43,750 of the principal balance into 17,500,000 shares of common stock. As of June 30, 2015, a principal balance of $81,250 remained.

Note issued on May 12, 2015:

On May 12, 2015, the Company entered into an agreement with a third party non-affiliate to a 12% interest bearing convertible debentures for $38,000 due on February 14, 2016, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 51% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $38,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of June 30, 2015, a principal balance of $38,000 remained.

During the six months ended June 30, 2015, the Company amortized a total debt discount of $6,835 as amortization of beneficial conversion feature. As of June 30, 2015, a net discount of $31,165 remained.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has $54,760 of convertible debt with variable conversion pricing outstanding at June 30, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at June 30, 2015 was $0.0014. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at June 30, 2015, are indicated in the table that follows. The volatility for the valuation was based on the historical volatility of the closing price of the Company’s common stock at June 30, 2015, the expected term is equal to the remaining term of the note, and the risk free rate is based upon rates for treasury securities with the same term.

At June 30, 2015, the Company valued the conversion features using the assumptions specified in the below table and determined that, during the six months ended June 30, 2015, the Company’s derivative liability amounted to $59,384. The Company recognized a corresponding loss of $12,298 and a gain of $1,646 on derivative liability in conjunction with this valuation during the three and six months ended June 30, 2015, respectively.

Valuation at June 30, 2015
Volatility	267%
Expected remaining term	.25
Risk-free interest rate	0.26%
Expected dividend yield	None

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

On April 10, 2015, the Company 8,000,000 shares of common stock valued at $0.0025 per share totaling $20,000 for partial conversion of a $125,000 convertible note.

On April 21, 2015, the Company 9,500,000 shares of common stock valued at $0.0025 per share totaling $23,750 for partial conversion of a $125,000 convertible note.

On May 11, 2015, the Company issued 10,214,706 shares of common stock valued at $0.0017 per share totaling $17,365 for partial conversion of a $83,500 convertible note.

On June 23, 2015, the Company issued 10,189,873 shares of common stock valued at $0.0008 per share totaling $8,050 for partial conversion of a $83,500 convertible note.

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

Voting, Liquidation, Dividends, and Redemption

Each outstanding share of Series B Preferred Stock shall vote with the common stock on all matters. The shares of Series B Preferred Stock shall (i) have a liquidation preference of $1.00 per share; (ii) accrue, earn, or participate in any dividends on the common stock; and (iii) were subject to redemption by the Corporation prior to December 31, 2014 at a fixed redemption price of $1.10 per share.

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

As of June 30, 2015 and December 31, 2014, the Company had 226,132,173 and 156,508,559 shares of its common stock issued and outstanding, respectively.

As of June 30, 2015 and December 31, 2014, the Company had 0 shares of its Class A common stock issued and outstanding.

As of June 30, 2015 and December 31, 2014, the Company had 32,820 shares of its series B preferred stock issued and outstanding.

As of June 30, 2015 and December 31, 2014, the Company had 75 of its series C preferred stock issued and outstanding.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20 – 1.00	6,680,002	.67	$0.90	6,680,002	$0.90

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	6,680,002	$0.90
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2014	6,680,002	$0.90
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2015	6,680,002	$0.90

NOTE 13 – CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2015 and 2014. At June 30, 2015, three customers accounted for 79% of the Company’s total revenue. At June 30, 2014, three customers accounted for 50% of the Company’s total revenue.

Customer	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
A	30%	23%
B	14%	14%
C	35%	13%

For the six months ended June 30, 2015, the Company had no purchases used for production. For the six months ended June 30, 2014, the Company had two suppliers who accounted for approximately $22,276 of their purchases used for production, or approximately 38% of total purchases for the six months then ended.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

Conversions:

On July 16, 2015, the Company converted $7,150 of debt into 10,214,286 shares of common stock valued at $0.0007 per share for partial conversion of a $83,500 convertible note.

On July 20, 2015, the Company converted $7,150 of debt into 10,214,286 shares of common stock valued at $0.0007 per share for partial conversion of a $83,500 convertible note.

On July 23, 2015, the Company converted $5,310 of debt into 10,211,538 shares of common stock valued at $0.0005 per share for partial conversion of a $83,500 convertible note.

On July 28, 2015, the Company converted $4,490 of debt into 10,204,545 shares of common stock valued at $0.0004 per share for partial conversion of a $83,500 convertible note.

On August 3, 2015, the Company converted $3,775 of debt into 10,202,703 shares of common stock valued at $0.0004 per share for partial conversion of a $83,500 convertible note.

On August 10, 2015, the Company converted $2,960 of debt into 10,206,897 shares of common stock valued at $0.0003 per share for partial conversion of a $83,500 convertible note.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the six months ended June 30, 2015. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products. Our product delivers a blend of ingredients that provides an energy boost similar to an energy drink, such as Red Bull or 5-Hour Energy, but is about the size of a Starburst candy. The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three and six months ended June 30, 2015 and 2014 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015 and 2014, we incurred net losses of $372,937 and $3,290,855, respectively.

Comparison of the results of operations for the six months ended June 30, 2015 and 2014

Sales. During the six months ended June 30, 2015 and 2014, sales of our products amounted to $27,935 and $181,800, respectively. Our sales decreased by $153,865 or 85% primarily because of the greater restrictions we placed on the credit worthiness of our distributors, which has resulted in us requiring 50% minimum payments prior to shipping. Additionally, the decrease is also a result of lower than expected re-orders from private label customers.

Cost of goods sold. For the six months ended June 30, 2015, cost of goods sold was $27,184 compared to $119,642 for the six months ended June 30, 2014. Our decrease of $92,458 or 77% in cost of goods is a direct result of our decrease in sales during the six months ended June 30, 2015.

Gross profit. For the six months ended June 30, 2015, our gross profit was $751 (3% of revenue) compared to gross profit of $62,158 (34% of revenue) for the six months ended June 30, 2014. The decrease in gross profit dollar amount and in gross profit percentage in 2015 from 2014, is a direct result of lower sales volume.

Costs and Expenses

General and Administrative. During the six months ended June 30, 2015, general and administrative expenses amounted to $240,218 as compared to $2,289,012 for the six months ended June 30, 2014, a decrease of $2,048,794 or 90%. The decrease in general and administrative expenses was primarily due to $1,751,184 of stock based compensation during the six months ended June 30, 2014 compared to $0 in the corresponding period in 2015.

Selling Costs. During the six months ended June 30, 2015 and 2014, selling costs amounted to $1,420 or 5% of sales and $52,858 or 29% of sales, respectively. The decrease in selling costs is attributable to reduced sales volume.

Depreciation. During the six months ended June 30, 2015 and 2014, depreciation expense amounted to $2,152 and $2,268, respectively.

Interest expense. During the six months ended June 30, 2015 interest expense decreased to $24,848 from $639,756 during the six months ended June 30, 2014, a decrease of $614,908. The primary reason for the decrease is due to the issuance of shares recorded as interest totaling $614,200 in the first quarter of 2014.

Loss on settlement of debt. During the six months ended June 30, 2015 loss on settlement of debt totaled $0 compared to $36,788 loss on settlement of debt for the six months ended June, 2014. The decrease relates to the Company settling debts by issuing shares of common and preferred stock as well as the forgiveness of approximately $45,000 in convertible debt during the first quarter of 2014.

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

For the six months ended June 30, 2015, we recorded a gain of $1,646 in change in fair value of the derivative liability including initial non-cash interest as compared to a gain of $0 for the six months ended June 30, 2014. Also, the Company amortized beneficial conversion feature expense on convertible notes of $79,373 during the six months ended June 30, 2015 as compared to $115,768 for the same period in the previous year.

Company Overview for the three months ended June 30, 2015 and 2014

During the three months ended June 30, 2015 and 2014, we incurred net losses of $239,966 and $473,591, respectively.

Comparison of the results of operations for the three months ended June 30, 2015 and 2014

Sales. During the three months ended June 30, 2015 and 2014, sales of our products amounted to $14,013 and $118,766, respectively. Our sales decreased by $104,753 or 88% primarily because of the greater restrictions we placed on the credit worthiness of our distributors, which has resulted in us requiring 50% minimum payments prior to shipping. Additionally, the decrease is also a result of lower than expected re-orders from private label customers.

Cost of goods sold. For the three months ended June 30, 2015, cost of goods sold was $5,138 compared to $101,193 for the three months ended June 30, 2014. Our decrease of $96,055 or 95% is a direct result of our decrease in sales during the three months ended June 30, 2015.

Gross profit. For the three months ended June 30, 2015, our gross profit was $8,875 (63% of revenue) compared to gross profit of $17,573 (15% of revenue) for the three months ended June 30, 2014. The decrease in gross profit dollar amount in 2015 from 2014, is a direct result of lower sales volume and the increase in gross profit percentage in 2015 from 2014, is a result of our streamlining of manufacturing and production.

Costs and Expenses

General and Administrative. During the three months ended June 30, 2015, general and administrative expenses amounted to $164,582, as compared to $213,632 for the three months ended June 30, 2014, a decrease of $49,050 or 23%. The decrease in general and administrative expenses was primarily due to a decrease in consulting fees during the three months ended June 30, 2015 compared to the corresponding period in 2014.

Selling Costs. During the three months ended June 30, 2015 and 2014, selling costs amounted to $1,102 or 8% of sales and $33,606 or 28% of sales, respectively. The decrease in selling costs is attributable to reduced sales volume.

Depreciation. During the three months ended June 30, 2015 and 2014, depreciation expense amounted to $1,082 and $377, respectively.

Interest expense. During the three months ended June 30, 2015 interest expense decreased to $13,264 from $16,546 during the three months ended June 30, 2014, a decrease of $3,282. The primary reason for the decrease is due to a decrease in interest expense from our subsidiary during the three months ended June 30, 2015 compared to the corresponding period in 2014.

Gain/Loss on settlement of debt. During the three months ended June 30, 2015 loss on settlement of debt totaled $0 compared to $63,200 gain on settlement of debt for the three months ended June 30, 2014. The decrease relates to the Company settling debts by issuing shares of common and preferred stock during the three months ended June 30, 2014. There was no settlement of debt during the three months ended June 30, 2015.

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

For the three months ended June 30, 2015, we recorded a loss of $12,298 in change in fair value of the derivative liability including initial non-cash interest as compared to a gain of $0 for the three months ended June 30, 2014. Also, the Company amortized beneficial conversion feature expense on convertible notes of $29,190 during the three months ended June 30, 2015 as compared to $73,640 for the same period in the previous year.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $8,507,386 and our current liabilities exceeded our current assets by $870,182 as of June 30, 2015. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments.

Working Capital.  As of June 30, 2015, we had a working capital deficit of $870,182 and cash of $0, while at December 31, 2014 we had a working capital deficit of $715,162 and cash of $1,448. The increase in our working capital deficit is primarily attributable to an increase in current liabilities in the current year versus the prior year. We do not expect our working capital deficit to increase in the near future.

Cash Flow.  Net cash used in or provided by operating, investing and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014

Net cash used in operating activities	$(55,448)	$(588,007)
Net cash used in investing activities	$-	$(28,430)
Net cash provided by financing activities	$54,000	$614,800

Net Cash Used in Operating Activities.  The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities.  There were no capital expenditures for the six months ended June 30, 2015. Net cash used in investing activities for the six months ended June 30, 2014 was related to purchases of equipment as well as payments towards security deposits.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2015 relates primarily to cash received from issuance of our notes payable and convertible notes payable. Net cash provided by financing activities for the six months ended June 30, 2014 relates primarily to cash received from issuance of note payable and convertible notes payable and cash received from the issuance of our common stock offset by the repayments of our notes payable and shareholder loans.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed six months ended June 30, 2015, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the six months ended June 30, 2015. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
2.1	Purchase Agreement dated June 30 , 2011 incorporated by reference from Form 8-K filed September 2, 2011 (SEC Accession No. 0001013762-11-002422)
3.1(i)	Articles of Incorporation incorporated by reference from Form S-1 filed February 11, 2008 (SEC Accession No. 0001013762-08-000306)
3.1(ii)	Certificate of Amendment on Name Change to SF Blu Vu, Inc. incorporated by reference from Form 8-K filed October 16, 2009 (SEC Accession No. 0001013762-09-001684)
3.1(iii)	Certificate of Amendment on Name Change to LiveWire Ergogenics, Inc. incorporated by reference from Form 8-K filed November 14, 2011 (SEC Accession No. 0001013762-11-003020)
3.2	Bylaws incorporated by reference from Form S-1 filed February 11, 2008 (SEC Accession No. 0001013762-08-000306)
4.1	Certificate of Designation of the Series A Preferred Stock
10.1	Purchase Agreement dated June 30 , 2011 incorporated by reference from Form 8-K filed September 2, 2011 (SEC Accession No. 0001013762-11-002422)
10.2	Fee Agreement with Weed & Co. LLP dated July 1, 2011 incorporated by reference from Form 8-K/A filed November 28, 2011 (SEC Accession No. 0001013762-11-003194)
10.3	Executive Employment Agreement – Brad Nichols dated July 20, 2011 incorporated by reference from Form 8-K/A filed November 28, 2011 (SEC Accession No. 0001013762-11-003194)
10.4	Executive Employment Agreement – Bill Hodson dated July 20, 2011 incorporated by reference from Form 8-K/A filed November 28, 2011 (SEC Accession No. 0001013762-11-003194)
10.5	Contingent Option Agreement dated July 21, 2011 incorporated by reference from Form 8-K/A filed November 28, 2011 (SEC Accession No. 0001013762-11-003194)
21.1	Subsidiaries of the Registrant.
31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Executive Officer filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Accounting Officer filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 filed herewith.
32.2	Chief Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 filed herewith.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

LIVEWIRE ERGOGENICS INC.

Dated: August 19, 2015	By:	/s/ Bill J. Hodson
Bill J. Hodson
Chief Executive Officer
Chief Accounting Officer

28
28