Form 10-Q
period 2015-09-30
LIVEWIRE ERGOGENICS INC.
filed 2015-11-23
CIK 1421289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

At November 20, 2015, there were 439,424,393 shares of $0.0001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LiveWire Ergogenics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$1,448
Accounts receivable, net	-	9,447
Inventory, net	35,672	47,128
Prepaid and other current assets	112,310	220,391
Security deposits	23,430	-
Total current assets	171,412	278,414

Property and equipment, net	4,553	7,799
Security deposits	-	23,430

Total assets	$175,965	$309,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$188,241	$153,370
Deferred revenue	79,342	79,342
Due to others	24,615	23,015
Notes payable	251,700	235,700
Notes payable - related party	196,341	196,341
Convertible debentures, net	282,746	244,778
Derivative liability	64,606	61,030
Total Liabilities	1,087,591	993,576

COMMITMENT AND CONTINGENCIES (SEE NOTE 8)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
Series B convertible preferred stock, $0.0001 par value, 150,000 shares designated, 32,820 shares issued and outstanding at September 30, 2015 and December 31, 2014, liquidation preference is $1 per share	3	3
Series C convertible preferred stock, $0.0001 par value, 75 shares designated, 75 shares issued and outstanding at September 30, 2015 and December 31, 2014, liquidation preference is $200 per share	-	-
Common stock, $0.0001 par value, 1,500,000,000 and 200,000,000 shares authorized, respectively, 416,269,631 and 156,508,559 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	41,627	15,651
Class A convertible common stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Additional paid-in-capital	7,715,640	7,434,862
Accumulated deficit	(8,668,896)	(8,134,449)
Total stockholders’ deficit	(911,626)	(683,933)

Total liabilities and stockholders’ deficit	$175,965	$309,643

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Income:
Sales	$4,980	$22,087	$32,915	$203,887
Cost of goods sold	3,132	6,031	30,316	125,673
Gross Profit	1,848	16,056	2,599	78,214

Operating Expenses:
Selling costs	661	(122)	2,081	52,736
General and administrative costs	73,232	282,050	313,450	2,571,062
Depreciation	1,094	1,245	3,246	3,513
Total Operating Expenses	74,987	283,173	318,777	2,627,311

Loss from operations	(73,139)	(267,117)	(316,178)	(2,549,097)

Other Expenses (Income):
Other expense	-	(44,523)	27,323	172,040
Loss on change in fair value of derivative liability	64,606	-	62,960	-
Loss on settlement of debt	-	45,493	-	82,281
Amortization of beneficial conversion feature	13,845	63,446	93,218	179,214
Interest expense	9,920	4,921	34,768	644,677
Total other expenses	88,371	69,337	218,269	1,078,212

Net Loss Before Provision for Income Taxes	$(161,510)	$(336,454)	$(534,447)	$(3,627,309)

Provision for income tax	-	-	-	-

Net Loss	$(161,510)	$(336,454)	$(534,447)	$(3,627,309)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding - basic and diluted	301,003,741	142,431,535	225,911,274	125,788,803

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LiveWire Ergogenics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(534,447)	$(3,627,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,246	3,513
Net loss on settlement of debt	-	82,281
Change in fair value of derivative liability	62,960	-
Amortization of beneficial conversion feature	93,218	179,214
Amortization of prepaid consulting fees	233,081	230,351
Common stock issued for services	-	140,000
Common stock issued for interest expense	-	614,200
Default penalty on convertible notes payable	26,725	-
Stock based compensation	-	1,751,184
Write off of subscription receivable	-	45,000
Bad debt provision	9,112	42,069
Discount on issuance of common stock	-	80,600
Change in operating assets and liabilities:
Accounts receivable, net	335	(89,605)
Due to others	1,600	200
Inventory, net	11,456	(84,855)
Prepaid and other current assets	-	(91,387)
Accounts payable and accrued expenses	37,266	(9,874)
Accounts payable - related party	-	(30,000)
Deferred revenue	-	89,342
Net cash used in operating activities	(55,448)	(675,076)

Cash Flows From Investing Activities
Purchase of equipment	-	(5,001)
Cost incurred in connection with Apple Rush transaction	-	(64,549)
Payments towards security deposits	-	(23,430)
Net cash used in investing activities	-	(92,980)

Cash Flows From Financing Activities
Proceeds from notes payable	16,000	160,000
Repayment of note payable	-	(20,500)
Proceeds from convertible notes payable	38,000	215,000
Repayment of notes payable - related party	-	(10,000)
Proceeds from issuance of common stock	-	424,300
Net cash provided by financing activities	54,000	768,800

Net (Decrease) Increase in Cash	(1,448)	744

Cash at Beginning of Period	1,448	8,342

Cash at End of Period	$-	$9,086

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non Cash Investing and Financing Activities
Beneficial conversion feature on convertible notes	$38,000	$215,000
Common stock issued for payment of notes payable	$-	$50,000
Common stock issued for payment of convertible notes payable	$206,975	$250,300
Conversion of interest to note payable	$-	$6,760
Conversion of debt to Class A common stock	$-	$20,596
Conversion of Class A common stock to common stock	$-	$100
Accounts payable and accrued expenses settled by issuance of common stock	$-	$15,093
Conversion of accounts payable - related party to notes payable - related party	$-	$206,341
Convertible note issued for prepaid consulting services	$125,000	$364,560
Conversion of Series B preferred stock to common stock	$-	$10
Common stock issued for conversion of interest	$2,395	$-
Extinguishment of derivative liability	$59,384	$-

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

LIVEWIRE ERGOGENICS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on May 8, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine month period ended September 30, 2015 are not necessarily indicative of results for the entire year ending December 31, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the nine months ended September 30, 2015 and 2014 was approximately $650 and $52,736, respectively and for the three months ended September 30, 2015 and 2014 was approximately $350 and $(122), respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $58,264 and $49,153, respectively.

Basis of Accounting

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and with Form 10-Q and article 8 of the Regulation S-X of the SEC. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. There were no cash equivalents at September 30, 2015 and December 31, 2014.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2015, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at September 30, 2015 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

Deferred revenue is comprised of advances from customers, which will be applied toward future invoices within one year. As of September 30, 2015 and December 31, 2014, the balance was $79,342.

Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $3,575 and $25,425 for the nine months ended September 30, 2015 and 2014, respectively and approximately $1,075 and $6,979 for the three months ended September 30, 2015 and 2014, respectively.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2015 and 2014 have been excluded from the per share computations:

	For the Nine Months Ended
	September 30,
	2015	2014
Convertible Notes Payable	298,156,359	2,810,234
Warrants	6,680,002	6,680,002
Series B Preferred Stock	32,820	32,820
Series C Preferred Stock	600,000	600,000

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2015, include the accounts of the Company and its wholly-owned subsidiary LiveWire MC2, LLC (“LVWR”). All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a net loss of $534,447 for the nine months ended September 30, 2015, and has an accumulated deficit of $8,668,896 and our current liabilities exceeded our current assets by $916,179 as of September 30, 2015. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2015	December 31,2014
	(Unaudited)
Equipment	$27,780	$27,780
Accumulated depreciation	(23,227)	(19,981)
Total	$4,553	$7,799

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

Depreciation expense amounted to $3,246 and $3,513 for the nine months ended September 30, 2015 and 2014, respectively and $1,094 and $1,245 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 5 – INVENTORY

The Company outsources the manufacturing of their consumable energy supplements. The wife of the Company’s CEO owns approximately 8% of this food outsource producer. The Company believes that they are a minor customer of this outsource producer and that production terms with this outsourcer are conducted on an arms-length basis.

	September 30, 2015	December 31, 2014
	(Unaudited)
Finished goods	$43,364	$117,376
Packaging materials and production supplies	26,192	26,192
	69,556	143,568
Reserve on inventory	(33,884)	(96,440)
	$35,672	$47,128

NOTE 6 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets balance primarily consists of approximately $82,000 related to advances made to suppliers for inventory and approximately $30,000 related to prepaid consulting fees.

NOTE 7 – RELATED PARTY TRANSACTIONS AND LOANS FROM STOCKHOLDERS

Included in notes payable – related party as of September 30, 2015 and December 31, 2014, is $196,341, payable to an entity owned by the controlling shareholders of the Company. The related entity provides marketing and product development costs and general and administrative expenses to the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On July 20, 2011, the Company entered into two employment agreements. The agreements have a five year term and may be terminated upon mutual agreement. The salary associated with each of the agreements is $260,000 annually, a portion of which will be paid in cash and a portion of which will be deferred until the Company achieves certain levels of sales and or enters into a merger, purchase or sale agreement and or if the Company is sold.

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

NOTE 9 – NOTES PAYABLE

On April 22, 2014, the Company issued a non-interest bearing promissory note for $206,341 to a related party as settlement of the accounts payable- related party. The principal is payable every 90 days beginning on September 30, 2014 at the rate of $25,000 per quarter until the balance is zero. As of September 30, 2015, the remaining balance of this note payable is $196,341. This note is technically in default but the Company has an understanding with the note holder that payments will be made when the Company is able to do so.

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

As of September 30, 2015, the remaining balance for notes payable totaled $251,700.

As of September 30, 2015 and December 31, 2014, the Company had accrued interest of $46,767 and $30,192 respectively, related to notes payable, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

At September 30, 2015 and December 31, 2014 convertible debentures consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Convertible notes payable	$306,250	$323,500
Unamortized debt discount	(23,504)	(78,722)
Total	$282,746	$244,778

Note issued on May 7, 2013:

On May 7, 2013, the Company entered into an agreement with a third party non-affiliate to a 6% interest bearing convertible debentures for $12,000 due on May 6, 2014, along with redemption premium of 110% of principal amount and conversion features commencing immediately. The loan is convertible at $0.03 per share. In connection with this debenture, the Company recorded a $12,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2015 this note has not been converted.

During the year ended December 31, 2014, the Company fully amortized the remaining debt discount balance of $4,154 as amortization of beneficial conversion feature.

Note issued on August 16, 2013:

On August 16, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $100,000 due on August 16, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 500,000 warrants and recorded a $5,167 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,756 remained. During the nine months ended September 30, 2015, the Company amortized a total debt discount of $1,308 as amortization of beneficial conversion feature. As of September 30, 2015, a net discount of $1,448 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,138 remained. During the nine months ended September 30, 2015, the Company amortized a total debt discount of $898 as amortization of beneficial conversion feature. As of September 30, 2015, a net discount of $1,239 remained.

Note issued on October 3, 2013:

On October 3, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 2, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $3,637 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $2,138 remained. During the nine months ended September 30, 2015, the Company amortized a total debt discount of $898 as amortization of beneficial conversion feature. As of September 30, 2015, a net discount of $1,239 remained.

Note issued on October 30, 2013:

On October 30, 2013, the Company entered into an agreement with a third party non-affiliate to a 10% interest bearing convertible debentures for $25,000 due on October 29, 2016. The loan is convertible immediately at $0.25 per share. In connection with this debenture, the note holder was issued 125,000 warrants and recorded a $2,687 discount, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. As of September 30, 2015 this note has not been converted.

As of December 31, 2014, a net discount of $1,648 remained. During the six months ended September 30, 2015, the Company amortized a total debt discount of $661 as amortization of beneficial conversion feature. As of September 30, 2015, a net discount of $987 remained.

Note issued on July 21, 2014:

On July 21, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $53,000 due on April 24, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. During the nine months ended September 30, 2015, the Company converted the principal balance of $53,000 and accrued interest of $2,120 into 16,308,772 shares of common stock.

As of December 31, 2014, a net discount of $21,812 remained. During the nine months ended September 30, 2015, the Company fully amortized and wrote off a total debt discount of $21,812 to current period operations as amortization of beneficial conversion feature.

Note issued on September 5, 2014:

On September 5, 2014, the Company entered into an agreement with a third party non-affiliate to a 8% interest bearing convertible debentures for $83,500 due on June 9, 2015, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 58% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $83,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 11). On April 15, 2015, pursuant to a notice of default received from the note holder demanding immediate payment of 150% of the remaining outstanding principal balances of the note, the Company recognized a default penalty of $26,725 as additional principal on this note. During the nine months ended September 30, 2015, the Company converted $110,500 of the principal and interest balance into 225,952,300 shares of common stock. As of September 30, 2015, the principal balance was fully converted and an accrued interest balance of $3,065 remained.

As of December 31, 2014, a net discount of $48,231 remained. During the nine months ended September 30, 2015, the Company fully amortized the remaining debt discount balance of $48,231 to current period operations as amortization of beneficial conversion feature.

Note issued on March 30, 2015:

On March 30, 2015, the Company entered into a six month consulting agreement and as compensation, issued a convertible promissory note for $125,000. The note bears 4% interest per annum and matures at April 1, 2017. The note is convertible at any time into shares of the Company’s common stock at a rate of $0.0025 per share. During the nine months ended September 30, 2015, the Company converted $43,750 of the principal balance into 17,500,000 shares of common stock. As of September 30, 2015, a principal balance of $81,250 remained.

Note issued on May 12, 2015:

On May 12, 2015, the Company entered into an agreement with a third party non-affiliate to a 12% interest bearing convertible debentures for $38,000 due on February 14, 2016, with conversion features commencing after 180 days following the date of this note. The loan is convertible at 51% of the average of the lowest three trading prices for the common stock during the ten trading day prior to the conversion date. In connection with this debenture, the Company recorded a $38,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 11). As of September 30, 2015, a principal balance of $38,000 remained.

During the nine months ended September 30, 2015, the Company amortized a total debt discount of $19,410 as amortization of beneficial conversion feature. As of September 30, 2015, a net discount of $18,590 remained.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has $38,000 of convertible debt with variable conversion pricing outstanding at September 30, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at September 30, 2015 was $0.0003. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2015, are indicated in the table that follows. The volatility for the valuation was based on the historical volatility of the closing price of the Company’s common stock at September 30, 2015, the expected term is equal to the remaining term of the note, and the risk free rate is based upon rates for treasury securities with the same term.

At September 30, 2015, the Company valued the conversion features using the assumptions specified in the below table and determined that, during the nine months ended September 30, 2015, the Company’s derivative liability amounted to $64,606. The Company recognized a corresponding gain of $1,646 on derivative liability in conjunction with this revaluation during the nine months ended September 30, 2015, which combined with derivative liability expenses in excess of debt discount of $64,606 resulted in a total derivative liability loss of $62,960 for the nine months ended September 30, 2015. The Company recognized a corresponding loss of $62,960 and $64,606 on derivative liability in conjunction with this valuation during the three and nine months ended September 30, 2015, respectively.

Valuation at September 30, 2015
Volatility	289%
Expected remaining term	.33
Risk-free interest rate	0.25%
Expected dividend yield	None

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the nine months ended September 30, 2015:

September 30, 2015
Balance, beginning of year	$61,030
Additions	64,606
Change in fair value of derivative liabilities	(1,646)
Extinguished liability reclassified to additional paid in capital	(59,384)
$64,606

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 3, 2015, the Company issued 2,448,980 shares of common stock valued at $0.0049 per share totaling $12,000 for partial conversion of a $53,000 convertible note.

On February 20, 2015, the Company issued 7,703,125 shares of common stock valued at $0.0032 per share totaling $24,650 for partial conversion of a $53,000 convertible note.

On February 26, 2015, the Company issued 6,156,667 shares of common stock valued at $0.0030 per share totaling $16,350 in principal and $2,120 in accrued interest for the remaining conversion of a $53,000 convertible note.

On March 13, 2015, the Company issued 7,705,000 shares of common stock valued at $0.0020 per share totaling $15,410 for partial conversion of a $83,500 convertible note.

On March 19, 2015, the Company issued 7,705,263 shares of common stock valued at $0.0019 per share totaling $14,640 for partial conversion of a $83,500 convertible note.

On April 10, 2015, the Company issued 8,000,000 shares of common stock valued at $0.0025 per share totaling $20,000 for partial conversion of a $125,000 convertible note.

On April 21, 2015, the Company issued 9,500,000 shares of common stock valued at $0.0025 per share totaling $23,750 for partial conversion of a $125,000 convertible note.

On May 11, 2015, the Company issued 10,214,706 shares of common stock valued at $0.0017 per share totaling $17,365 for partial conversion of a $83,500 convertible note.

On June 23, 2015, the Company issued 10,189,873 shares of common stock valued at $0.0008 per share totaling $8,050 for partial conversion of a $83,500 convertible note.

On July 16, 2015, the Company issued 10,214,286 shares of common stock valued at $0.0007 per share totaling $7,150 for partial conversion of a $83,500 convertible note.

On July 20, 2015, the Company issued 10,214,286 shares of common stock valued at $0.0007 per share totaling $7,150 for partial conversion of a $83,500 convertible note.

On July 23, 2015, the Company issued 10,211,538 shares of common stock valued at $0.0005 per share totaling $5,310 for partial conversion of a $83,500 convertible note.

On July 28, 2015, the Company issued 10,204,545 shares of common stock valued at $0.0004 per share totaling $4,490 for partial conversion of a $83,500 convertible note.

On August 3, 2015, the Company issued 10,202,703 shares of common stock valued at $0.0004 per share totaling $3,775 for partial conversion of a $83,500 convertible note.

On August 10, 2015, the Company issued 10,206,897 shares of common stock valued at $0.0003 per share totaling $2,960 for partial conversion of a $83,500 convertible note.

On August 19, 2015, the Company issued 14,304,348 shares of common stock valued at $0.0002 per share totaling $3,290 for partial conversion of a $83,500 convertible note.

On August 25, 2015, the Company issued 14,304,348 shares of common stock valued at $0.0002 per share totaling $3,290 for partial conversion of a $83,500 convertible note.

On August 31, 2015, the Company issued 14,333,333 shares of common stock valued at $0.0002 per share totaling $3,010 for partial conversion of a $83,500 convertible note.

On September 2, 2015, the Company issued 14,323,529 shares of common stock valued at $0.0002 per share totaling $2,435 for partial conversion of a $83,500 convertible note.

On September 9, 2015, the Company issued 14,323,529 shares of common stock valued at $0.0002 per share totaling $2,435 for partial conversion of a $83,500 convertible note.

On September 15, 2015, the Company issued 14,323,529 shares of common stock valued at $0.0002 per share totaling $2,435 for partial conversion of a $83,500 convertible note.

On September 16, 2015, the Company issued 14,323,529 shares of common stock valued at $0.0002 per share totaling $2,435 for partial conversion of a $83,500 convertible note.

On September 18, 2015, the Company issued 14,323,529 shares of common stock valued at $0.0002 per share totaling $2,435 for partial conversion of a $83,500 convertible note.

On September 25, 2015, the Company issued 14,323,529 shares of common stock valued at $0.0002 per share totaling $2,435 for partial conversion of a $83,500 convertible note.

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

As of September 30, 2015 and December 31, 2014, the Company had 416,269,631 and 156,508,559 shares of its common stock issued and outstanding, respectively.

As of September 30, 2015 and December 31, 2014, the Company had 0 shares of its Class A common stock issued and outstanding.

As of September 30, 2015 and December 31, 2014, the Company had 32,820 shares of its series B preferred stock issued and outstanding.

As of September 30, 2015 and December 31, 2014, the Company had 75 of its series C preferred stock issued and outstanding.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.20 – 1.00	6,680,002	.42	$0.90	6,680,002	$0.90

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	6,680,002	$0.90
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2014	6,680,002	$0.90
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2015	6,680,002	$0.90

NOTE 13 – CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2015 and 2014. At September 30, 2015, three customers accounted for 71% of the Company’s total revenue. At September 30, 2014, three customers accounted for 46% of the Company’s total revenue.

Customer	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
A	27%	22%
B	13%	13%
C	31%	11%

For the nine months ended September 30, 2015, the Company had no purchases used for production. For the nine months ended September 30, 2014, the Company had two suppliers who accounted for approximately $150,175 of their purchases used for production, or approximately 84% of total purchases for the nine months then ended.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued as follows:

Conversions:

On October 1, 2015, the Company converted $2,005 of debt into 14,321,429 shares of common stock valued at $0.00014 per share for partial conversion of accrued interest of a $83,500 convertible note.

On October 22, 2015, the Company converted $1,060 of debt into 8,833,333 shares of common stock valued at $0.00012 per share for remaining conversion of accrued interest of a $83,500 convertible note.

On November 17, 2015, the Company issued a promissory note for $30,000 to a third party for cash, which is due on May 17, 2016 (“Maturity Date”). Annual simple interest accrues at a rate of 20%, per annum. In addition, the Company issued restricted shares of common stock equal to $50,000,that will be convertible to freely tradeable shares at Maturity Date.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the nine months ended September 30, 2015. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE SUMMARY

We are engaged in the sale and marketing of energy chew products. Our product delivers a blend of ingredients that provides an energy boost similar to an energy drink, such as Red Bull or 5-Hour Energy, but is about the size of a Starburst candy. The product is not a gum; it dissolves quickly and is an alternative to drinks or shots.

Results of Operations

The financial information with respect to the three and nine months ended September 30, 2015 and 2014 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015 and 2014, we incurred net losses of $534,447 and $3,627,309, respectively.

Comparison of the results of operations for the nine months ended September 30, 2015 and 2014

Sales. During the nine months ended September 30, 2015 and 2014, sales of our products amounted to $32,915 and $203,887, respectively. Our sales decreased by $170,972 or 84% primarily because of the greater restrictions we placed on the credit worthiness of our distributors, which has resulted in us requiring 50% minimum payments prior to shipping. Additionally, the decrease is also a result of lower than expected re-orders from private label customers.

Cost of goods sold. For the nine months ended September 30, 2015, cost of goods sold was $30,316 compared to $125,673 for the nine months ended September 30, 2014. Our decrease of $95,357 or 76% in cost of goods is a direct result of our decrease in sales during the nine months ended September 30, 2015.

Gross profit. For the nine months ended September 30, 2015, our gross profit was $2,599 (8% of revenue) compared to gross profit of $78,214 (38% of revenue) for the nine months ended September 30, 2014. The decrease in gross profit dollar amount and in gross profit percentage in 2015 from 2014, is a direct result of lower sales volume.

Costs and Expenses

General and Administrative. During the nine months ended September 30, 2015, general and administrative expenses amounted to $313,450 as compared to $2,571,062 for the nine months ended September 30, 2014, a decrease of $2,257,612 or 88%. The decrease in general and administrative expenses was primarily due to $1,751,184 of stock based compensation during the nine months ended September 30, 2014 compared to $0 in the corresponding period in 2015.

Selling Costs. During the nine months ended September 30, 2015 and 2014, selling costs amounted to $2,081 or 6% of sales and $52,736 or 26% of sales, respectively. The decrease in selling costs is attributable to reduced sales volume.

Depreciation. During the nine months ended September 30, 2015 and 2014, depreciation expense amounted to $3,246 and $3,513, respectively.

Interest expense. During the nine months ended September 30, 2015 interest expense decreased to $34,768 from $644,677 during the nine months ended September 30, 2014, a decrease of $609,909. The primary reason for the decrease is due to the issuance of shares recorded as interest totaling $614,200 in the first quarter of 2014.

Loss on settlement of debt. During the nine months ended September 30, 2015 loss on settlement of debt totaled $0 compared to $82,281 loss on settlement of debt for the nine months ended September, 2014. The decrease relates to the Company settling debts by issuing shares of common and preferred stock as well as the forgiveness of approximately $45,000 in convertible debt during the first quarter of 2014.

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

For the nine months ended September 30, 2015, we recorded a loss of $62,960 in change in fair value of the derivative liability including initial non-cash interest as compared to a gain of $0 for the nine months ended September 30, 2014. Also, the Company amortized beneficial conversion feature expense on convertible notes of $93,218 during the nine months ended September 30, 2015 as compared to $179,214 for the same period in the previous year.

Company Overview for the three months ended September 30, 2015 and 2014

During the three months ended September 30, 2015 and 2014, we incurred net losses of $161,510 and $336,454, respectively.

Comparison of the results of operations for the three months ended September 30, 2015 and 2014

Sales. During the three months ended September 30, 2015 and 2014, sales of our products amounted to $4,980 and $22,087, respectively. Our sales decreased by $17,107 or 77% primarily because of the greater restrictions we placed on the credit worthiness of our distributors, which has resulted in us requiring 50% minimum payments prior to shipping. Additionally, the decrease is also a result of lower than expected re-orders from private label customers.

Cost of goods sold. For the three months ended September 30, 2015, cost of goods sold was $3,132 compared to $6,031 for the three months ended September 30, 2014. Our decrease of $2,899 or 48% is a direct result of our decrease in sales during the three months ended September 30, 2015.

Gross profit. For the three months ended September 30, 2015, our gross profit was $1,848 (37% of revenue) compared to gross profit of $16,056 (73% of revenue) for the three months ended September 30, 2014. The decrease in gross profit dollar amount and in gross profit percentage in 2015 from 2014, is a direct result of lower sales volume.

Costs and Expenses

General and Administrative. During the three months ended September 30, 2015, general and administrative expenses amounted to $73,232, as compared to $282,050 for the three months ended September 30, 2014, a decrease of $208,818 or 74%. The decrease in general and administrative expenses was primarily due to a decrease in consulting fees during the three months ended September 30, 2015 compared to the corresponding period in 2014.

Selling Costs. During the three months ended September 30, 2015 and 2014, selling costs amounted to $661 or 13% of sales and $(122) or -1% of sales, respectively. Selling costs were relatively unchanged compared to the corresponding period in 2014.

Depreciation. During the three months ended September 30, 2015 and 2014, depreciation expense amounted to $1,094 and $1,245, respectively.

Interest expense. During the three months ended September 30, 2015 interest expense increased to $9,920 from $4,921 during the three months ended September 30, 2014, an increase of $4,999. The primary reason for the increase is due to an increase in interest expense from our subsidiary during the three months ended September 30, 2015 compared to the corresponding period in 2014.

Loss on settlement of debt. During the three months ended September 30, 2015 loss on settlement of debt totaled $0 compared to $45,493 loss on settlement of debt for the three months ended September 30, 2014. The decrease relates to the Company settling debts by issuing shares of common and preferred stock during the three months ended September 30, 2014. There was no settlement of debt during the three months ended September 30, 2015.

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

For the three months ended September 30, 2015, we recorded a loss of $64,606 in change in fair value of the derivative liability including initial non-cash interest as compared to a gain of $0 for the three months ended September 30, 2014. Also, the Company amortized beneficial conversion feature expense on convertible notes of $13,845 during the three months ended September 30, 2015 as compared to $63,446 for the same period in the previous year.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have a net loss of $534,447 for the nine months ended September 30, 2015, an accumulated deficit of $8,668,896 and our current liabilities exceeded our current assets by $916,179 as of September 30, 2015. We have not yet established an adequate ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease development of operations.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, our cash flows from operations were not sufficient for us to meet our operating commitments. Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments.

Working Capital. As of September 30, 2015, we had a working capital deficit of $916,179 and cash of $0, while at December 31, 2014 we had a working capital deficit of $715,162 and cash of $1,448. The increase in our working capital deficit is primarily attributable to an increase in current liabilities in the current year versus the prior year. We do not expect our working capital deficit to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(55,448)	$(675,076)
Net cash used in investing activities	$-	$(92,980)
Net cash provided by financing activities	$54,000	$768,800

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. There were no capital expenditures for the nine months ended September 30, 2015. Net cash used in investing activities for the nine months ended September 30, 2014 was related to purchases of equipment as well as payments towards security deposits.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 relates primarily to cash received from issuance of our notes payable and convertible notes payable. Net cash provided by financing activities for the nine months ended September 30, 2014 relates primarily to cash received from issuance of note payable and convertible notes payable and cash received from the issuance of our common stock offset by the repayments of our notes payable and shareholder loans.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Inflation

The effect of inflation on the Company’s revenue and operating results was not significant.

Contractual Obligations

None.

Recently Issued Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-08

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed nine months ended September 30, 2015, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the nine months ended September 30, 2015. Based on that evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company’s internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

LIVEWIRE ERGOGENICS INC.

Dated: November 23, 2015	By:	/s/ Bill J. Hodson
Bill J. Hodson
Chief Executive Officer
Chief Accounting Officer

